Form 10QSB
period 2001-03-31
KUBLA KHAN INC
filed 2001-05-21
CIK 1123440

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Ended:     MARCH 31, 2001

[X] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period from ______________ to _____________

         Commission File Number: 333-46114


                               KUBLA KHAN, INC.
               -----------------------------------------------
                (Name of Small Business Issuer in its Charter)


      Utah                                           87-0650976
-------------------------------           ---------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


     6990 So. Park Centre Drive, Suite 315,   Salt Lake City, Utah 84121
-----------------------------------------------------------------------------
            (Address of principal executive offices and Zip Code)


                          (801) 567-0111, Ext. 6315
       ---------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ X] No [ ]
(2) Yes [  ]    No [ X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, Par Value $0.001                     36,744
  -----------------------------------  ---------------------------------
           Title of Class              Number of Shares Outstanding as of
                                                   March 31, 2001

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                               KUBLA KHAN, INC.
                             FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                 (UNAUDITED)


     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                               KUBLA KHAN, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS


                                                  March 31,    December 31,
                                                    2001           2000
                                                ------------- -------------
                                                 (Unaudited)     (Audited)
                          ASSETS

CURRENT ASSETS:
   Cash in bank                                 $         11  $         25
                                                ------------- -------------
        Total Current Assets                              11            25


OTHER ASSETS:
   Deferred offering costs                             9,283         7,350
                                                ------------- -------------

        TOTAL ASSETS                            $      9,294  $      7,375
                                                ============= =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Advances by officer/stockholder              $      2,329  $        606
   Professional fees payable                           1,993         1,349
                                                ------------- -------------

         Total current liabilities                     4,322         1,955

Shareholders' equity
   Common Stock, $0.001 par value
     authorized 50,000,000 shares;
     36,744 shares issued and outstanding                 37            37
   Paid in Capital                                    11,103        10,193
   Accumulated deficit                                (6,168)       (4,810)
                                                ------------- -------------

         Total Stockholders' Equity                    4,972         5,420
                                                ------------- -------------
         TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                  $      9,294  $      7,375
                                                ============= =============



See accompanying notes to financial statements.

                               KUBLA KHAN, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                Period from    Period from
                                 For the Three  Inception      Inception
                                 Months Ended   (March 28,2000)(March 28,2000)
                                 March 31       to March 31,   to March 31
                                 2001           2000           2001
                                 -------------- -------------- --------------

REVENUE:                         $           -  $           -  $           -

COSTS AND EXPENSES:
   General administrative                  935              -          3,795
   Travel and entertainment                423              -          1,373
   Organizational expenses                   -          1,000          1,000
                                 -------------- -------------- --------------

      Total Expenses                     1,358          1,000          6,168
                                 -------------- -------------- --------------

      NET LOSS                   $      (1,358) $      (1,000) $      (6,168)
                                 ============== ============== ==============

Net loss per share,
  basic and diluted              $       (0.04) $       (0.03)
                                 ============== ==============
Weighted average shares
 outstanding                            36,744         36,744
                                 ============== ===============






See accompanying notes to financial statements





                               KUBLA KHAN, INC.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Period from   Period from
                                          For the Three Inception     Inception
                                          Months Ended  (Mar 28,2000) (March 28,2000)
                                          March 31,     to March 31,  to March 31
                                          2001          2000          2001
                                          ------------- ------------- --------------
Cash Flows Used In Operating Activities:
 Net Loss                                 $     (1,358) $     (1,000) $      (6,168)
 Capital contribution of services
  and facilities by stockholder                    910             -          3,640
                                          ------------- ------------- --------------
    Net cash used by Operating Activities         (448)       (1,000)        (2,528)


Changes in operating assets and liabilities:
  Increase in accounts payable                     644             -          1,993
                                          ------------- ------------- --------------

    Net cash provided by operations                196        (1,000)          (535)


Cash Flows from Financing Activities:
  Issuance of common stock for cash                  -         7,500          7,500
  Deferred offering costs incurred              (1,933)            -         (9,283)
  Advances by officer/stockholder                1,723             -          2,329
                                          ------------- ------------- --------------
    Net cash from financing activities            (210)        7,500            546
                                          ------------- ------------- --------------

Net increase in cash                               (14)        6,500             11

Cash, at Beginning of Period                        25             -              -
                                          ------------- ------------- --------------

Cash at End of Period                     $         11  $      6,500  $          11
                                          ============= ============= ==============


Supplemental Cash Flow Disclosures:

  Interest paid                           $          -  $          -  $           -
                                          ============= ============= ==============
  Income taxes paid                       $          -  $          -  $           -
                                          ============= ============= ==============



See accompanying notes to financial statements


                               KUBLA KHAN, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and March 31, 2000 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and March 31, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Kubla Khan, Inc. was incorporated on March 28, 2000 in the state of Utah. The Company has not conducted any operations as of March 31, 2001 and has incurred only expenses for travel and entertainment for the review of various business opportunities and marketing strategies.

     Intangibles - Organizational costs consisting of legal fees of $1000 have been expensed in accordance with the AICPA's Statement of Position (SOP) 98-5 which requires that costs incurred in the organization of a new entity be expensed rather than amortized over a period of years.

     Income Taxes  -  The Company has no deferred tax assets or liabilities.
A tax loss carryforward of $6,168 has occurred and is available for carryforward to offset future profits for the next 20 years. No tax benefit for the loss carryforward has been established due to the Company's lack of operating history and it's ability to demonstrate that it can realize a profit from future operations.

     Estimate - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount os revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

     Per Share Information - Per share information has been computed using the weighted average number of common shares outstanding during the period.

NOTE 3 - RELATED PARTY TRANSACTIONS - ADVANCES FROM OFFICER/STOCKHOLDER AND RENTAL OF PERSONAL RESIDENCY

     The President of the company has paid all company travel and entertainment costs, which will be eventually reimbursed by the company without interest. Since inception, the Company's president has provided 176 hours of service valued at $3,640 capital contribution, 44 hours of which valued at $660 during the three month period ended March 31, 2001, to the formation and initial marketing efforts of the Company and has provided the office facilities for the use of the Company valued at $1,000 since inception ($250 for the quarter ended March 31, 2001). Both the services and facilities use have been reflected as a capital contribution by the president as he will not reimbursement for these services and expenses. The Company intends to eventually pay $500 per month for the space. The Company will not begin paying rent until it raises a minimum of $18,240 in its proposed public stock offering (see Note 5). The Company's president has agreed to take rent proportionate to its offering proceeds received and will accrue the balance if maximum proceeds are not raised until such time as the Company begins earning revenues from operations.

NOTE 4 - COMMON STOCK/PREPAID LEGAL FEES/DEFERRED OFFERING COSTS

     The Company issued 36,744 shares for $7,500 in cash from four shareholders. The Company advanced $7,000 to its legal counsel, who then incurred organizational costs of $1,000 which was recorded as an expense. The balance of $6,000 was recorded as deferred offering costs. During the fourth quarter of 2000, an additional $1,350 in offering costs were recorded as deferred offering costs; during the current quarter, an additional $1,933 in deferred offering costs were recorded by the Company.

NOTE 5 - PUBLIC STOCK OFFERING

     On November 29, 2000 the Company filed a Form SB-2 with the United States Securities and Exchange Commission in anticipation of a proposed public stock offering. The Offering was for the sale of a total of 75,000 shares of previously unissued common stock at a price of $1.00 per share. On March 28, 2001 the Company was notified by the Securities and Exchange Commission that the Registration Statement and proposed public stock Offering were effective on that date. Subsequent to the quarter ended March 31, 2001, the public stock offering was sold out and the Company received gross offering proceeds of $75,000. The Company will offset the deferred offering costs of $9,283 ($1,933 incurred in the current quarter) against the proceeds of the offering in the second quarter to paid in capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition , results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, and plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

General

    Kubla Khan, Inc., a Utah corporation (the "Company"), was incorporated under the laws of the state of Utah on March 28, 2000. The Company was organized to engage in the business of the sale of "distressed" merchandise (factory overruns and retail overstocks) primarily to retailers. As of March 31, 2001 the Company had not engaged in any business in regards to the sale of merchandise since the Company was waiting for capitalization from its proposed stock offering in order to begin operations.

Financial Condition

     The Company has had no revenues and only limited operations since its inception in March 2000 and is therefore considered a development stage company. It had $9,294 in assets at March 31, 2001, the majority of which are comprised of deferred offering costs. Subsequent to that date it closed its offering with maximum proceeds of $75,000. As of March 31, 2001, the Company had $4,322 in liabilities comprised of advances from officers and directors and professional fees payable. Up through the Company's first quarter of 2001, it incurred only incidental expenses associated with finding product sources and retail clients as well as some minimal rent and service expenses. During this the quarter ended March 31, 2001, the Company expensed $910 for services performed by Bill Roberts, the Company's president, and for rent on space donated by Bill Roberts for the Company's use. Mr Roberts will not be repaid and this has been reflected this on the Company's books as a contribution to capital. Services were performed at a rate of $15.00 per hour and the office space was valued at $ 250 during the Company's first quarter ended March 31, 2001. The value of the rent is based on the extremely limited use of the space during the start-up phase of the Company's operations and will increase to $500 per month during the next quarter.

Plan of Operation

     Prior to its offering (which commenced on March 29, 2001), the Company dedicated its time to initiating contacts and developing relationships with various entities which purchase factory overruns from manufacturers and distressed merchandise from retailers at a discount. The Company's goal has been to seek merchandise/inventory that is both high quality and below existing wholesale prices. During the next twelve months, Management intends to

     . aggressively pursue these relationships in an effort to acquire high quality merchandise overruns and distressed merchandise for immediate resale to retailers; attempt to develop these relationships in the Western US, primarily in California; resell this merchandise in the Western US, primarily in Utah.

     . purchase merchandise at quantities and at prices that will average approximately 30% - 50% off the standard wholesale cost for such product in the industry; make every effort to stay within these discount percentages in order to be competitive (discount estimates are based on meetings/contacts with California wholesalers/ manufacturers); make every effort to resell the merchandise at the highest possible profit margin.

     . pursue some limited retail sales on a "test the market" basis (mostly at swap meets and flea market and expo marts in the greater Salt Lake locale.

     . limit overhead by (a) paying only nominal rent to William (Bill) Roberts for use of an office in his home; (b) by limiting payroll and administrative expenses and (c) by the use of sales incentive bonuses of 2.5% of net profits to two of our officers each month.

       During the next twelve months, the Company's cash requirements will include the following:

     .   $500 per month office rent;

     . compensation to two officers of approximately $15.00 per hour plus 2.5% of the Company's net profits not to exceed an aggregate of $10,000 in the next twelve month period unless generated from operating revenues

     . legal and accounting expenses associated with compliance with SEC reporting obligations, estimated at $ 5,000

     .   miscellaneous overhead of approximately $3,000;

     .   cash to purchase inventory.

     The Company will require a minimum of $27,000 for the next 12 month for day to day operating expenses which does not include the $40,000 needed for initial inventory purchases. Management believes the $67,000 in net proceeds from its offering which closed on April 23, 2001 will be sufficient to cover both general operating expenses as well as implementing the Company's business plan through the purchase of inventory.

Even with maximum proceeds received, there is no guarantee that the funds available to the Company will be sufficient to achieve its goal of penetrating the highly competitive market of retail and wholesale sales. The Company will encounter substantial competition in the market from other "jobbers" and intermediaries who have much more experience in the industry as well as established relationships with wholesalers/manufacturers and retailer/end users. The Company will also suffer competition from wholesalers and manufacturers themselves who deal with discount retailers directly. Management believes the Company's main method of competition will be to make every effort to purchase inventory at least 30% below normal wholesale prices; to keep our overhead low; and to initially limit its market to one geographical locale. Management will use every effort to minimize expenses during its first year of operations and has no plans for additional employees until or unless warranted due to business needs.

     If the Company does not succeed in seeing limited revenues or, at minimum, the potential of limited revenues, in the next twelve months, it could be forced to discontinue operations unless it is able to raise additional capital. Management is not experienced in developmental companies and may not have correctly estimated its inventory needs for a start up company such as Kubla Khan nor anticipated purchase prices and resale prices accurately. Even if the Company succeeds in purchasing inventory at what it believe is a discounted price, the Company could have difficulty in reselling the same for prices which are profitable. Profit margins on resales of goods could prove to be insufficient to cover operating expenses. It is possible that the Company may need additional funds even if it begins generating revenues; the Company may also require additional financing for expansion.
It may be difficult to securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. However, there are no agreements with the Company's officers and directors obligating them to make additional cash contributions. The Company could also attempt some form of debt or equity financing. There is no guarantee that any of the foregoing methods of financing would be successful.


                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES

     The Company has not issued any unregistered securities during its first quarter of 2001.

     The following information is provided in accordance with Rule 701(f) regarding Use of Proceeds of a registration in effect during the quarter being reported on:

      On March 28, 2001, a registration statement filed by the Company on Form SB-2 was declared effective. The Securities and Exchange Commission file number assigned to the registration statement is 333-46114. Pursuant to the registration statement, the Company registered a maximum of 75,000 shares of its common stock for sale to the public through its President, Mr. William Roberts, in a self-underwritten offering. No selling shareholders participated in the offering which commenced on March 29, 2001, and closed on April 23, 2001 with maximum proceeds. The offering price was $1.00 per share.

     Between March 29, 2001 (commencement date of offering) and March 31, 2001 the Company did not receive any proceeds from the offering and had an aggregate of $9,283 in deferred offering costs which will be charged against the offering proceeds in the second quarter.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.


ITEM 6. EXHIBITS AND REPORTS AN FORM 8-K

        (a) Exhibits.

         3.1.1   Articles of Incorporation *
         3.1.2   Amendment to Articles of Incorporation*
         3.2     By-laws*

* Filed with the Securities and Exchange Commission on September 19, 2000 as part of the Company's initial Registration Statement on Form SB-2.

        (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the first quarter of 2001.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KUBLA KHAN, INC.
                                    [Registrant]


Dated: May 21, 2001                 BY: /s/ William S. Roberts
                                    President and Principal Financial Officer