Form 10QSB
period 2001-06-30
KUBLA KHAN INC
filed 2001-08-14
CIK 1123440

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Ended:     JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ X] No [ ]
(2) Yes [X]    No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, Par Value $0.001                     111,744
  -----------------------------------  ---------------------------------
           Title of Class              Number of Shares Outstanding as of
                                                   June 30, 2001

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            FINANCIAL STATEMENTS
                                JUNE 30, 2001
                                 (UNAUDITED)


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

                               KUBLA KHAN, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS

                                                 June 30,      December 31,
                                                    2001           2000
                                                ------------- -------------
                                                 (Unaudited)     (Audited)
                          ASSETS

CURRENT ASSETS:
   Cash in bank                                 $     50,740  $         25
                                                ------------- -------------

        Total Current Assets                          50,740            25
                                                ------------- -------------

OTHER ASSETS:
   Deferred offering costs                                 -         7,350
   Fixed assets                                        1,593             -
   Less accumulated depreciation                         (89)            -
                                                ------------- -------------
       Total Other Assets                              1,504         7,350
                                                ------------- -------------

        TOTAL ASSETS                            $     52,244  $      7,375
                                                ============= =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Advances by officer/stockholder              $          -  $        606
   Professional fees payable                               -         1,349
   Payroll tax payable                                    83             -
                                                ------------- -------------

        Total Current Liabilities                         83         1,955
                                                ------------- -------------

Shareholders' equity
   Common Stock, $0.001 par value
     authorized 50,000,000 shares; 111,744 and
     36,744 shares issued and outstanding                112            37
   Paid in Capital                                    75,814        10,193
   Accumulated deficit                               (23,765)       (4,810)
                                                ------------- -------------

        Total Stockholders' Equity                    52,161         5,420
                                                ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     52,244  $      7,375
                                                ============= =============


See accompanying notes to financials statements.



                                 KUBLA KHAN, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Period from
                                 For the Three  For the Three For the Six   Inception     Inception
                                 Months Ended   Months Ended  Months Ended  (Mar.28, 2000)(March 28,2000)
                                 June 30,       June 30,      June 30,      to June 30,   to June 30,
                                 2001           2000          2001          2000          2001
                                 -------------- ------------- ------------- ------------- -------------
REVENUES                         $           -  $          -  $          -  $          -  $          -

COSTS AND EXPENSES:
   General administrative               14,651            18        15,281            18        18,141
   Travel and entertainment              1,906           580         2,329           580         3,279
   Professional fees                     1,345             -         1,345             -         1,345
   Organizational expenses                   -             -             -         1,000         1,000
                                 -------------- ------------- ------------- ------------- -------------

      Total Expenses                    17,902           598        18,955         1,598        23,765
                                 -------------- ------------- ------------- ------------- -------------

NET LOSS                         $     (17,902) $       (598) $    (18,955) $     (1,598) $   (23,765)
                                 ============== ============= ============= ============= =============

Net loss per share,
  basic and diluted              $       (0.21) $      (0.02) $      (0.31) $      (0.04)
                                 ============== ============= ============= =============
Weighted average shares
  outstanding                           84,546        36,744        60,777        36,744
                                 ============== ============= ============= =============



















See accompanying notes to financial statements



                                 KUBLA KHAN, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 Inception (March 28, 2000) Through June 30, 2001

                          Common       Additional               Total
                          Stock $.001  Paid-in     Accumulated  Stockholders'
                 Shares   Par Value    Capital     Deficit      Equity
                 -------- ------------ ----------- ------------ -------------
Beginning Balance      -  $         -  $        -  $         -  $          -

Issuance of
36,744 shares
of common stock
for $7,500 cash    36,744          37       7,463            -         7,500

Capital
contribution of
services at $1,980
and facilities at
$750                    -           -       2,730            -         2,730

Net loss for the
period from
inception -(March
28, 2000) to
December 31, 2000       -           -           -       (4,810)       (4,810)
                 -------- ------------ ----------- ------------ -------------
Balance -
December 31, 2000  36,744          37      10,193       (4,810)        5,420

Capital
contribution
of services at
$880 and
facilities at
$333 (unaudited)        -           -       1,213            -         1,213

Stock issued in
public offering
at $1.00 per share
net of offering
costs of $10,517   75,000          75      64,408            -        64,483
(Unaudited)

Net loss for six
months ended June
30, 2001 (Unaudited)    -           -           -      (18,955)      (18,955)
                 -------- ------------ ----------- ------------ -------------
Balance at
June 30,2001
(Unaudited)       111,744 $        112 $   75,814  $   (23,765) $     52,161
                 ======== ============ =========== ============ =============


See accompanying notes to financials statements.



                                 KUBLA KHAN, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                Period from
                                                    For the six   Inception     Inception
                                                    Months Ended  (Mar.28,2000) (March 28,2000)
                                                    June 30,      to June 30,   to June 30,
                                                    2001          2000          2001
                                                    ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $    (18,955) $     (1,598) $     (23,765)
  Non-cash expenses:
   Depreciation                                               89             -             89
   Capital contribution of services
     and facilities by officers                            1,213             -          3,943
                                                    ------------- ------------- --------------
    Net cash used in operations                          (17,653)       (1,598)       (19,733)

  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable               (1,266)            -             83
    Increase in prepaid legal fees                             -        (5,000)             -
                                                    ------------- ------------- --------------

      Net Cash Used By Operating Activities              (18,919)       (6,598)       (19,650)
                                                    ------------- ------------- --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of office equipment                           (1,593)            -         (1,593)
                                                    ------------- ------------- --------------

      Net Cash Used in Investing Activities               (1,593)            -         (1,593)
                                                    ------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                       75,000         7,500         82,500
  Offering costs charged to capital                      (10,517)            -        (10,517)
  Decrease in deferred offering costs                      7,350        (1,000)             -
  Increased (decrease) in advances by shareholders          (606)          592              -
                                                    ------------- ------------- --------------

      Net Cash From Financing Activities                  71,227         7,092         71,983
                                                    ------------- ------------- --------------

Net Increase in Cash                                      50,715           494         50,740

Cash, at Beginning of Period                                  25             -              -
                                                    ------------- ------------- --------------

Cash at End of Period                               $     50,740  $        494  $      50,740
                                                    ============= ============= ==============

Supplemental Cash Flow Disclosures:
  Interest paid                                     $          -  $          -  $           -
                                                    ============= ============= ==============
  Income taxes paid                                 $          -  $          -  $           -
                                                    ============= ============= ==============



                  See accompanying notes to financial statements


                                 KUBLA KHAN, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and June 30, 2000 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Kubla Khan, Inc. was incorporated on March 28, 2000 in the state of Utah. The Company began conducting operations on May 4, 2001 and prior to that incurred only expenses for travel and entertainment for the review of various business opportunities and marketing strategies.

     Intangibles - Organizational costs consisting of legal fees of $1000 have been expensed in accordance with the AICPA's Statement of Position (SOP) 98-5 which requires that costs incurred in the organization of a new entity be expensed rather than amortized over a period of years.

     Income Taxes  -  The Company has no deferred tax assets or liabilities.
A tax loss carryforward of $23,765 has occurred and is available for carryforward to offset future profits for the next 20 years. No tax benefit for the loss carryforward has been established due to the Company's lack of operating history and it's ability to demonstrate that it can realize a profit from future operations.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount os revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

     Per Share Information - Per share information has been computed using the weighted average number of common shares outstanding during the period.

NOTE 3 - RELATED PARTY TRANSACTIONS - ADVANCES FROM OFFICER/STOCKHOLDER AND RENTAL OF PERSONAL RESIDENCY

     Prior to May 4, 2001 the President of the company paid all company travel and entertainment costs which was reimbursed by the company without interest. Since inception to May 4, 2001, the Company's president provided
190.7 hours of service valued at $2,860 capital contribution (14.7 hours of which are valued at $220 during the three month period ended June 30, 2001) to the formation and initial marketing efforts of the Company; he has also provided the office facilities for the use of the Company valued at $1,083 from inception through April 30, 2001 ($83 for the quarter ended June 30, 2001). Both the services and facilities use have been reflected as a capital contribution by the president as he will not receive reimbursement for these services and expenses. The Company now pays $500 per month for the space.
The Company began paying rent and salaries effective May 1, 2001.

NOTE 4 - COMMON STOCK/PREPAID LEGAL FEES/DEFERRED OFFERING COSTS

     The Company issued 36,744 shares for $7,500 in cash from four shareholders. The Company advanced $7,000 to its legal counsel, who then incurred organizational costs of $1,000 which was recorded as an expense. The balance of $6,000 was recorded as deferred offering costs. During the fourth quarter of 2000, an additional $1,350 in offering costs were recorded as deferred offering costs; during the quarter ended March 31, 200, an additional $1,933 in deferred offering costs were recorded by the Company. During the current quarter $1,234 in offering costs were incurred. All deferred offering costs were charged to Paid in Capital at the completion of the offering which was May 4, 2001.

NOTE 5 - PUBLIC STOCK OFFERING

     On November 29, 2000 the Company filed a Form SB-2 with the United States Securities and Exchange Commission in anticipation of a proposed public stock offering. The Offering was for the sale of a total of 75,000 shares of previously unissued common stock at a price of $1.00 per share. On March 28, 2001 the Company was notified by the Securities and Exchange Commission that the Registration Statement and proposed public stock Offering were effective on that date. On May 4, 2001 the public stock offering was sold out and the Company received gross offering proceeds totaling $75,000. The Company has offset the offering costs of $10,517 ($1,234 incurred in the current quarter) against the proceeds of the offering in the second quarter to paid in capital.

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

General

    Kubla Khan, Inc., a Utah corporation (the "Company"), was incorporated under the laws of the state of Utah on March 28, 2000. The Company was organized to engage in the business of the sale of "distressed" merchandise (factory overruns and retail overstocks) primarily to retailers. Upon completion of its public stock offering on May 4, 2001, the Company began operations in acquiring closeout merchandise and selling it to retailers or individuals. As of June, 30, 2001 the company has realized no revenues but has investigated potential sources of revenues and merchandise.

Financial Condition

     The Company has had no revenues and only limited operations since its inception in March 2000 and is therefore considered a development stage company. It had $52,244 in assets at June 30, 2001, mostly consisting of cash. On May 4, 2001 the Company closed its public stock offering with maximum offering proceeds of $75,000. As of June 30, 2001, the Company had $83 in liabilities comprised solely of a payroll tax payable. Up through the Company's second quarter of 2001, it incurred only expenses associated with finding product sources and retail clients as well as rent and service expenses.

     During the quarter ended June 30, 2001, but prior to the close of its offering on May 4, 2001, the Company expensed $220 for services performed by Bill Roberts, the Company's president, and $83 for rent on space provided by Bill Roberts for the Company's use during the month of April. Mr Roberts will not be repaid and this has been reflected on the Company's books as a contribution to capital. Services were performed at a rate of $15.00 per hour and the office space was prorated at a value of $ 250 per quarter pending the completion of the Company's public stock offering. Up until the close of the offering, the value of the rent was based on the extremely limited use of the space during the start-up phase of the Company's operations; it increased to $500 per month beginning May 4, 2001, the close of the offering. The Company also incurred an additional $1,234 in offering expenses during its second
quarter.   The balance of the Company's operational expenses subsequent to the offering close are discussed under Part II, Item 2. "Changes in Securities."

Plan of Operation

     Prior to its offering (which commenced on March 29, 2001), the Company dedicated its time to initiating contacts and developing relationships with various entities which purchase factory overruns from manufacturers and distressed merchandise from retailers at a discount. The Company's goal has been to seek merchandise/inventory that is both high quality and below existing wholesale prices. During the next twelve months, Management intends to:

     . aggressively pursue these relationships in an effort to acquire high quality merchandise overruns and distressed merchandise for immediate resale to retailers;

     . attempt to develop these relationships in the Western US, primarily in California;

     .   resell this merchandise in the Western US, primarily in Utah.

     . purchase merchandise at quantities and at prices that will average approximately 30% - 50% off the standard wholesale cost for such product in the industry;

     . make every effort to stay within these discount percentages in order to be competitive (discount estimates are based on meetings/contacts with California wholesalers/ manufacturers);

     . make every effort to resell the merchandise at the highest possible profit margin.

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

     .   cash to purchase inventory.

     The Company will require a minimum of $24,000 for the next 12 month for day to day operating expenses which does not include the funds needed for inventory purchases. Management believes the $52,000 available to it (balance of net proceeds from its offering which closed on May 4, 2001) will be sufficient to cover both general operating expenses as well as implementing the Company's business plan through the purchase of inventory.

     There is no guarantee, however, that the funds available to the Company will be sufficient to achieve its goal of penetrating the highly competitive market of retail and wholesale sales. The Company will encounter substantial competition in the market from other "jobbers" and intermediaries who have much more experience in the industry as well as established relationships with wholesalers/manufacturers and retailer/end users. The Company will also suffer competition from wholesalers and manufacturers themselves who deal with discount retailers directly.

     Management believes the Company's main method of competition will be

     . to make every effort to purchase inventory at least 30% below normal wholesale prices;

     .     to keep our overhead low;

     .     and to initially limit its market to one geographical locale.

     Management will use every effort to minimize expenses during its first year of operations and has no plans for additional employees until or unless warranted due to business needs.

     If the Company does not succeed in seeing limited revenues or, at minimum, the potential of limited revenues, in the next twelve months, it could be forced to discontinue operations unless it is able to raise additional capital. Management is not experienced in developmental companies and may not have correctly estimated its inventory needs for a start up company such as Kubla Khan nor anticipated purchase prices and resale prices accurately. Even if the Company succeeds in purchasing inventory at what it believes is a discounted price, the Company could have difficulty in reselling the same for prices which are profitable. Profit margins on resales of goods could prove to be insufficient to cover operating expenses. It is possible that the Company may need additional funds even if it begins generating revenues; the Company may also require additional financing for expansion.
It may be difficult to securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. However, there are no agreements with the Company's officers and directors obligating them to make additional cash contributions. The Company could also attempt some form of debt or equity financing. There is no guarantee that any of the foregoing methods of financing would be successful.


                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES

        The Company has not issued any unregistered securities during its second quarter of 2001.

      The following information is provided in accordance with Rule 701(f) regarding Use of Proceeds of a registration in effect during the quarter being reported on:

      On March 28, 2001, a registration statement filed by the Company on Form SB-2 was declared effective. The Securities and Exchange Commission file number assigned to the registration statement is 333-46114. Pursuant to the registration statement, the Company registered a maximum of 75,000 shares of its common stock for sale to the public through its President, Mr. William Roberts, in a self-underwritten offering. No selling shareholders participated in the offering which commenced on March 29, 2001, and closed on May 4, 2001 with maximum proceeds. The offering price was $1.00 per share.

     Between March 29, 2001 (commencement of offering) and June 30, 2001 the Company incurred approximately $10,517 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

     .    underwriting discounts and commissions................ -0-
     .    finders' fees......................................... -0-
     .    expenses paid to or for underwriters.................. -0-
     .    other expenses: prepaid offering expenses
          including legal, accounting and EDGAR fees............$ 9,283
     .    other offering expenses (not prepaid).................$ 1,234
                                                                -------
                                 TOTAL OFFERING EXPENSES........$10,517

     All of these expenses were incurred to parties other than:

     . directors, officers, or general partners of the Company or their associates;

     . persons owing 10% or more of any class of equity securities of the Company ; or

     .   affiliates of the Company

     The net offering proceeds to Kubla Khan, Inc. after deducting expenses of the offering were $64,483. As of June 30, 2001, the Company had used the actual net offering proceeds in the following manner:

     .  Merchandise Inventory........................ -0-
     .  Storage Unit................................. -0-
     .  Rent(1)......................................$ 1,000
     .  Working Capital (including travel)(2)........$10,752
     .  Salaries(1)..................................$10,396
     .  Office equipment.............................$ 1,593
                                                     -------
        Total net proceeds expended at June 30,2001..$23,741 (4)
                                                     ========

     (1) Paid to Mr. William Roberts as agreed upon at a rate of $500 per month for use of his home as the Company's office

     (2) Most of these expenses were incurred by Mr. Roberts in his efforts to locate suppliers and acquire inventory

     (3) Paid to Mr. Roberts and Kristine Ramsey for services performed to the Company at a rate of $15.00 per hour

     (4) The balance of the proceeds remain on deposit in the Company's bank account.

     Except those expenses footnoted above, all other expenses were incurred to parties other than:

     . directors, officers, or general partners of the Company or their associates;

     . to persons owing 10% or more of any class of equity securities of the Company ; or

     .   affiliates of the Company

     Management believes that those expenses paid to or incurred by Mr. Roberts/Ms. Ramsey are equal to or less than if the same were incurred or paid to a non-related party.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS AN FORM 8-K

        (a) Exhibits.

         3.1.1   Articles of Incorporation *
         3.1.2   Amendment to Articles of Incorporation*
         3.2     By-laws*

* Filed with the Securities and Exchange Commission on September 19, 2000 as part of the Company's initial Registration Statement on Form SB-2.

        (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the second quarter of 2001.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KUBLA KHAN, INC.
                                    [Registrant]


Dated: August 10, 2001           BY: /s/ William S. Roberts
                                    _________________________________________
                                    President and Principal Financial Officer