Form 10QSB
period 2001-09-30
KUBLA KHAN INC
filed 2001-11-13
CIK 1123440

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Ended:     SEPTEMBER 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, Par Value $0.001                     111,744
  -----------------------------------  ---------------------------------
           Title of Class              Number of Shares Outstanding as of
                                                   September 30, 2001

                  PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                       FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2001
                           (UNAUDITED)


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

                         KUBLA KHAN, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                                 September 30,  December 31,
                                                    2001           2000
                                                ------------- -------------
                                                 (Unaudited)     (Audited)
                          ASSETS

CURRENT ASSETS:
   Cash in bank                                 $     27,550  $         25
   Petty Cash                                            265             -
   Accounts Receivable                                 2,950             -
   Inventory                                          13,009             -
   Deposits                                               10             -
                                                ------------- -------------

        Total Current Assets                          43,784            25
                                                ------------- -------------

OTHER ASSETS:
   Deferred offering costs                                 -         7,350
   Fixed assets                                        1,593             -
   Less accumulated depreciation                        (265)            -
                                                ------------- -------------

       Total Other Assets                              1,328         7,350
                                                ------------- -------------

        TOTAL ASSETS                            $     45,112  $      7,375
                                                ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Advances by officer/stockholder              $          -  $        606
   Professional fees payable                               -         1,349
   Payroll tax payable                                    84             -
                                                ------------- -------------

        Total Current Liabilities                         84         1,955
                                                ------------- -------------

Shareholders' equity
   Common Stock, $0.001 par value
     authorized 50,000,000 shares; 111,744 and
     36,744 shares issued and outstanding as of
     September 30, 2001 and December 31, 2000,
     respectively                                        112            37
   Paid in Capital                                    75,814        10,193
   Accumulated deficit                               (30,898)       (4,810)
                                                ------------- -------------

        Total Stockholders' Equity                    45,028         5,420
                                                ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     45,112  $      7,375
                                                ============= =============

         See accompanying notes to financials statements.


                                 KUBLA KHAN, INC.
                           (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                                                     Period from
                                 For the Three  For the Three  For the Nine   Inception     Inception
                                 Months Ended   Months Ended   Months Ended  (Mar.28, 2000) (March 28,2000)
                                 September 30,  September 30,  September 30,  to Sept 30,   to Sept 30,
                                 2001           2000           2001           2000          2001
                                 -------------- -------------- -------------- ------------- ---------------
REVENUES                         $       3,178  $           -  $       3,178  $          -  $        3,178

COST OF GOODS SOLD                      (2,479)             -         (2,479)            -          (2,479)
                                 -------------- -------------- -------------- ------------- ---------------

GROSS PROFIT                               699              -            699             -             699
                                 -------------- -------------- -------------- ------------- ---------------

COSTS AND EXPENSES:
   General administrative                3,099          1,846         18,875         2,437          21,734
   Travel and entertainment              3,687            104          6,016             -           6,966
   Professional fees                     1,045             40          1,896             -           1,896
   Organizational expenses                   -              -              -         1,000           1,000
                                 -------------- -------------- -------------- ------------- ---------------

      Total Expenses                     7,831          1,990         26,787         3,437          31,596
                                 -------------- -------------- -------------- ------------- ---------------

NET LOSS                         $      (7,132) $      (1,990) $     (26,088) $     (3,437) $      (30,897)
                                 ============== ============== ============== ============= ===============

Net loss per share,
  basic and diluted              $      (0.064) $      (0.054) $       (0.24)       (0.094)
                                 ============== ============== ============== =============
Weighted average shares
  outstanding                          111,744         36,744         111,744       36,744
                                 ============== ============== =============== ============









                  See accompanying notes to financial statements



                         KUBLA KHAN, INC.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY
      Inception (March 28, 2000) Through September 30, 2001

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
(Unaudited)

Net loss
for nine
months ended
September 30,
2001 (Unaudited)        -           -           -       (26,088)     (26,088)
                 -------- ------------ -----------  ------------ -------------
Balance at
September 30,
2001
(Unaudited)       111,744 $       112  $   75,814   $   (30,898) $    45,028
                 ======== ============ ===========  ============ =============

See accompanying notes to financials statements.

                                 KUBLA KHAN, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                 Period from
                                                    For the Nine   Inception     Inception
                                                    Months Ended  (Mar.28,2000)  (March 28,2000)
                                                    September 30,  to Sept 30,   to Sept 30,
                                                    2001           2000          2001
                                                    -------------  ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $    (26,088)  $     (3,437) $     (30,897)
  Non-cash expenses:
   Depreciation                                              265              -            265
   Capital contribution of services
     and facilities by officers                            1,213          1,820          3,943
                                                    -------------  ------------- --------------
    Net cash used in operations                          (24,610)        (1,617)       (26,689)

  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable               (1,265)             -             83
    Decrease (increase) in accounts receivable            (2,950)             -         (2,930)
    Increase in prepaid legal fees                             -              -              -
    Decrease (increase) in Inventory                     (13,009)             -        (13,029)
    Decrease (increase) in petty cash                       (265)             -           (265)
    Decrease (increase) in deposits                          (10)             -            (10)
                                                    -------------  ------------- --------------

      Net Cash Used By Operating Activities              (42,109)        (1,617)       (42,840)
                                                    -------------  ------------- --------------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of office equipment                           (1,593)             -         (1,593)
                                                    -------------  ------------- --------------

      Net Cash Used in Investing Activities               (1,593)             -         (1,593)
                                                    -------------  ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                       75,000          7,500         82,500
  Offering costs charged to capital                      (10,517)             -        (10,517)
  Decrease in deferred offering costs                      7,350         (6,000)             -
  Increased (decrease) in advances by shareholders          (606)           553              -
                                                    -------------  ------------- --------------

      Net Cash From Financing Activities                  71,227          2,053         71,983
                                                    -------------  ------------- --------------

Net Increase in Cash                                      27,525            436         27,550

Cash, at Beginning of Period                                  25              -              -
                                                    -------------  ------------- --------------

Cash at End of Period                               $      27,550  $        436  $      27,550
                                                    =============  ============= ==============

Supplemental Cash Flow Disclosures:
  Interest paid                                     $          -  $          -  $           -
  Income taxes paid                                 $          -  $          -  $           -


                  See accompanying notes to financial statements
                                        6

                                 KUBLA KHAN, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and September 30,2000 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - Kubla Khan, Inc. was incorporated on March 28, 2000 in the state of Utah. The Company began conducting operations on May 4, 2001 and prior to that incurred only expenses for travel and entertainment for the review of various business opportunities and marketing strategies.

     Intangibles - Organizational costs consisting of legal fees of $1,000 have been expensed in accordance with the AICPA's Statement of Position (SOP) 98-5 which requires that costs incurred in the organization of a new entity be expensed rather than amortized over a period of years.

     Income Taxes  -  The Company has no deferred tax assets or liabilities.
A tax loss carryforward of $30,898 has occurred and is available for carryforward to offset future profits for the next 20 years. No tax benefit for the loss carryforward has been established due to the Company's lack of operating history and it's ability to demonstrate that it can realize a profit from future operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS - ADVANCES FROM OFFICER/STOCKHOLDER AND RENTAL OF PERSONAL RESIDENCY

     Prior to May 4, 2001 the President of the company paid all company travel and entertainment costs which was reimbursed by the company without interest. Since inception to May 4, 2001, the Company's president provided
190.7 hours of service valued at $2,860 capital contribution) to the formation and initial marketing efforts of the Company; he also provided the office facilities for the use of the Company valued at $1,083 from inception through April 30, 2001. Both the services and facilities used have been reflected as a capital contribution by the president as he will not receive reimbursement for these services and expenses. The Company now pays $500 per month for the space. The Company began paying rent and salaries effective May 1, 2001.

NOTE 4 - COMMON STOCK/PREPAID LEGAL FEES/DEFERRED OFFERING COSTS

     The Company issued 36,744 shares for $7,500 in cash from four shareholders. The Company advanced $7,000 to its legal counsel, who then incurred organizational costs of $1,000 which was recorded as an expense. The balance of $6,000 was recorded as deferred offering costs. During the fourth quarter of 2000, an additional $1,350 in offering costs were recorded as deferred offering costs; during the quarter ended March 31, 2001, an additional $1,933 in deferred offering costs were recorded by the Company. During the second quarter 2001, $1,234 in offering costs were incurred. All deferred offering costs were charged to Paid in Capital at the completion of the offering which was May 4, 2001.

NOTE 5 - PUBLIC STOCK OFFERING

     On November 29, 2000 the Company filed a Form SB-2 with the United States Securities and Exchange Commission in anticipation of a proposed public stock offering. The Offering was for the sale of a total of 75,000 shares of previously unissued common stock at a price of $1.00 per share. On March 28, 2001 the Company was notified by the Securities and Exchange Commission that the Registration Statement and proposed public stock Offering were effective on that date. On May 4, 2001 the public stock offering was sold out and the Company received gross offering proceeds totaling $75,000. The Company has offset the offering costs of $10,517 against the proceeds of the offering in the second quarter to paid in capital.

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

General

    Kubla Khan, Inc., a Utah corporation (the "Company"), was incorporated under the laws of the state of Utah on March 28, 2000. The Company was organized to engage in the business of the sale of "distressed" merchandise (closeouts, factory overruns and retail overstocks) primarily to retailers. Upon completion of its public stock offering on May 4, 2001, the Company began operations in acquiring closeout merchandise and selling it to retailers or individuals. During its third quarter, the Company began realizing minimal revenues and continues to investigate potential sources of revenues and merchandise.

Financial Condition

     Since inception the Company has operated at a loss with a net loss of $7,132 in its third quarter and a $26,088 net loss for the nine months ended September 30, 2001. Up through the Company's second quarter of 2001, these losses were a result of expenses incurred with finding product sources and retail clients, rent and service expenses, as well as professional fees. During its third quarter the Company also began incurring expenses associated with purchase of inventory as a result of commencement of operations. The Company has had minimal revenues and only limited operations since its inception in March 2000 and is considered a development stage company.

     The Company had $45,112 in assets at September 30, 2001: $27,550 in cash (the balance of the proceeds from its offering which closed on May 4, 2001 with maximum offering proceeds of $75,000); inventory of $13,009 consisting mainly of leather goods and watches, and an accounts receivable of $2,950. As of September 30, 2001, the Company had $84 in liabilities comprised solely of a payroll tax.

     Prior to the completion of its offering, the Company expensed services performed by Bill Roberts, the Company's president, and rent on space provided by Bill Roberts for the Company's use. Mr Roberts was not and will not be repaid and this has been reflected on the Company's books as a contribution to capital. Services were performed at a rate of $15.00 per hour and the office space was prorated at a value of $ 250 per quarter due to its limited use during the Company's initial stages of operations. Subsequent to the close of the offering, the Company began paying $500 per month to Mr. Roberts for rent of office space in his home; it also paid $15.00 per hour to both Mr. Roberts and another director for services rendered. No compensation was paid to officers/directors during the third quarter nor were any services expensed. The same will be aggregated with services expensed during the fourth quarter.

     From its inception until the completion of its offering, the Company dedicated its time to initiating contacts and developing relationships with various entities which purchase factory overruns from manufacturers and distressed merchandise from retailers at a discount. During the third quarter the Company commenced actual operations and began purchasing inventory for resale. The Company's profit during its limited third quarter operations was approximately 22% with the cost of goods equaling $2,479 and revenues from the same of $3,178. However, due to the extremely limited operations of the Company to date, Management does not believe that the results of the third quarter can be deemed indicative of future results of operations. Nor is it indicative of a positive cash flow situation since the Company operated at a net loss for the third quarter of $7,132. Unless the Company gears up its operations significantly, the profit margin it experienced during its first quarter of operations is not sufficient to cover the other costs and expenses incurred by the Company.

Plan of Operation

       The Company's goal continues to be that of seeking merchandise/ inventory that is both high quality and below existing wholesale prices. During the next twelve months, Management will continue to:

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

     .   cash to purchase inventory.

     The Company will require a minimum of $24,000 for the next 12 month for day to day operating expenses which does not include the funds needed for inventory purchases. Management believes the $27,000 available to it (balance of net proceeds from its offering which closed on May 4, 2001) will be sufficient to cover general operating expenses although the Company will be dependent from cash flow generated from sale of its current inventory to continue implementing its business plan through the purchase and sale of additional inventory as well as pay officers and directors for their services.

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


                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES

        The Company has not issued any unregistered securities during its third quarter of 2001.

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

     Between March 29, 2001 (commencement of offering) and September 30, 2001 the Company incurred approximately $10,517 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

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

     . persons owing 10% or more of any class of equity securities of the Company ; or

     .   affiliates of the Company

     The net offering proceeds to Kubla Khan, Inc. after deducting expenses of the offering were $64,483. As of September 30, 2001, the Company had used the actual net offering proceeds in the following manner:

     .  Merchandise Inventory........................$13,029
     .  Storage Unit.................................$   218
     .  Rent(1)......................................$ 2,500
     .  Working Capital (including travel)(2)........$17,519
     .  Salaries(3)..................................$10,396
     .  Office equipment.............................$ 1,593
                                                     -------

        Total net proceeds expended at Sept 30,2001..$45,255 (4)
                                                     ========

     (1) Paid to Mr. William Roberts as agreed upon at a rate of $500 per month for use of his home as the Company's office

     (2) Most of these expenses were incurred by Mr. Roberts in his efforts to locate suppliers and acquire inventory

     (3) Paid to Mr. Roberts and Kristine Ramsey for services performed to the Company at a rate of $15.00 per hour; the Company will pay no more salaries from offering proceeds; additional compensation to officers/directors will be paid from revenues from operations, if any.

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

ITEM 6. EXHIBITS AND REPORTS AN FORM 8-K

        (a) Exhibits.

         3.1.1   Articles of Incorporation *
         3.1.2   Amendment to Articles of Incorporation*
         3.2     By-laws*

* Filed with the Securities and Exchange Commission on September 19, 2000 as part of the Company's initial Registration Statement on Form SB-2.

        (b) Reports on Form 8-K

         During the Company's third quarter, on August 1, 2001, the Company filed a Current Report on Form 8-K, Item 5, reporting the close of its offering.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KUBLA KHAN, INC.
                                    [Registrant]


Dated: November 12, 2001           BY: /s/ William S. Roberts
                                    _________________________________________
                                    President and Principal Financial Officer