Form 10KSB
period 2001-12-31
KUBLA KHAN INC
filed 2002-04-01
CIK 1123440

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

       For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________

                  Commission File No. 333-46114




                         KUBLA KHAN INC.
           ____________________________________________
          (Name of Small Business Issuer in its Charter)


      Utah                                           87-0650976
______________________________              ________________________
(State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
 Incorporation or Organization)




     6990 So. Park Centre Drive, Suite 315,   Salt Lake City, Utah 84121
___________________________________________________________________
             (Address of Principal Executive Offices)


                                         (801) 567-0111, Ext.6315
      Issuer's Telephone Number: __________________________



                               N/A
   ___________________________________________________________
  (Former Name or Former Address, if changed since last Report)


Securities Registered under Section 12(b) of the Exchange Act:    NONE
Name of Each Exchange on Which Registered:                        NONE


Securities Registered under Section 12(g) of the Exchange Act:

                               NONE
                          ______________
                         (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State Issuer's revenues for its most recent fiscal year:

                    December 31, 2001 - $5,086
                _________________________________

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As of date of this report the market value of the common voting stock held by non-affiliates was $75,000. The market price is calculated based upon 75,000 shares of common voting stock held by non-affiliates multiplied by the price at which the common equity was sold, or $1.00. During the past two years there has been no "established public market" for shares of common voting stock of the registrant.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

      Not Applicable.

      State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of February 5, 2002 there were 111,744 shares of the issuer's common stock issued and outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE

      Not Applicable.

Transitional Small Business Disclosure Format   Yes [ ] No [ X ]

                        TABLE OF CONTENTS

                              PART I

Item 1.      Description of business ......................................4
Item 2.      Description of property ......................................6
Item 3.      Legal proceedings ............................................6
Item 4.      Submission of matters to a vote of security holders ..........6


                             PART II

Item 5.      Market for common equity and related stockholder matters .....7
Item 6.      Management's discussion and analysis; plan of operation.......9
Item 7.      Financial statements ........................................10
Item 8.      Changes in and disagreements with accountants on
             accounting and financial disclosure..........................18

                             PART III

Item 9.      Directors and executive officers; Compliance with
             Section 16(a)................................................18
Item 10.     Executive compensation.......................................20
Item 11.     Security ownership of certain beneficial owners
             and management...............................................21
Item 12.     Certain relationships and related transactions...............22
Item 13.     Exhibits and reports on Form 8-K.............................23
             Signatures...................................................24

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development
--------------------

     Kubla Khan, Inc. incorporated under the laws of the State of Utah on March 28, 2000 for the purpose of acquiring products from manufacturers (factory overruns) and retailers (overstocks) and marketing the lower priced
merchandise to retailers, wholesalers, and the general public.   Pursuant to
an SB-2 Registration filed with the United States Securities & Exchange Commission and declared effective March 28, 2001, 75,000 shares of our common stock were sold to residents of the State of Utah at a price of $1.00 per share. The closing date of this offering was May 4, 2001 at which time there were 111,744 shares outstanding.

Business.
--------

      Principal Products or Services and their Markets
      ------------------------------------------------

      We were established for the purpose of acquiring products from manufacturers (factory overruns and closeouts) and retailers (overstocks) and marketing this merchandise to retailers, wholesalers, and the general public. Since this type of "distress" merchandise is available to us at a fraction of existing wholesale prices for similar products, we can sell the products at a substantial discount below wholesale prices for similar products. To date we have dealt primarily in wearing apparel. We are a development stage company with limited operations and revenues.

      Distribution Methods of the Products or Services
      ------------------------------------------------

      In view of the fact that our funds are severely limited, we have made the decision to purchase inventory items only if and when we have a customer commitment to purchase those items. Essentially when we have received a customer commitment for inventory items that we have located from suppliers we will then order the items, have them delivered to our office, and upon receipt of the items we will remit payment to the supplier(s) for said items. We will then repackage the order so we can keep the name of our supplier confidential to us and then we shall personally deliver (if local) or ship the order. Although there are risks involved, we are open to consignment arrangements for financially sound customers.

       Status of any Publicly Announced New Product or Service
       -------------------------------------------------------


      There have been no publicly announced new products or services and none are currently planned.

      Competition.
      ------------

      The market for discounted wholesale and retail merchandise is highly competitive and involves a high degree of risk and there is no assurance that we will ever be able to operate profitably. We are competing with larger, more experienced, and better funded companies which have already developed relationships with manufacturers and wholesalers as well as potential end-users. Due to our lack of experience in the industry and minimal funding, it has been difficult for us to develop relationships with wholesalers and manufacturers as well as develop a market niche for any closeout goods we may purchase. We are competing with other "jobbers" in the purchase of distressed or overstocked merchandise at discounted prices. We are also competing with some of the wholesalers and manufacturers themselves who have established direct relationships with end-users. It is extremely difficult for us to compete which makes it difficult to achieve profits. We believe that we will be able to compete successfully only if we succeed in purchasing inventory at 30%-50% off of normal wholesale costs and are able to successfully establish relationships with retail end-users. In the retail segment of our business, which has been non existent to this point, we will experience substantial competition with other entities such as Big Lots, All-a-Dollar and discount houses in the sale and marketing of merchandise all of which have greater name recognition and experience. We will not be able to directly compete with such entities but will either (a) sell our inventory to them; or (b) direct retail sales efforts through flea markets and swap meets and expo marts.

      Sources and Availability of Products
      -------------------------------------

      The closeout, overrun and overstock industry is extremely unique since the availability of merchandise to us at very attractive prices has a short time window of opportunity. We are frequently shown such merchandise availability. However, those products are quickly sold to companies such as ours and are typically available only in large volume purchase requirements. In view of the fact that our financial resources are extremely limited we are not in a position to "speculate" on such merchandise and thus we must decline some potentially profitable opportunities.

      Dependence on One or a Few Major Customers
      ------------------------------------------

      To date we have been able to establish only two customers. Despite our efforts to generate sales to other retailers, we have not to date been able to locate specific merchandise that is on the "want list" of retailers other than those two.

      Patents, Trademarks, Licenses, Franchises, Concessions,
      Royalty Agreements or Labor Contracts
      -------------------------------------

      There are no patents. trademarks, licenses, franchises, concessions, royalty agreements or labor contracts that have any direct or indirect affect on our business.

      Governmental Approval of Principal Products or Services
      -------------------------------------------------------

      No governmental approval of any of the products that we deal in or intend to deal in is required.

      Effects of Existing or Probable Governmental Regulations.
      --------------------------------------------------------

      Other than maintaining our good standing, complying with applicable local business licensing requirements, preparing our periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and complying with other applicable securities laws, rules and regulations as set forth above, we do not believe that existing or probable governmental regulations will have a material effect on our operations.

      Cost and Effect of Compliance with Environmental Laws.
      ------------------------------------------------------

      There are no environmental laws that materially impact our business.

      Research and Development Expenses.
      ---------------------------------

      We have not incurred any research and development expenses in the past, and we do not expect to incur any in the foreseeable future.

      Number of Employees.
      -------------------

      We presently have no employees and no independent contractors. Our day to day operations are overseen by two of its officers: Bill Roberts and Kristine Ramsey.

      Possible Change of Business Direction
      -------------------------------------

      Although we intend to continue to vigorously pursue our business plan, if our current business operations continue to result in losses, we will look at several different alternatives including examining the possibility of acquiring an interest in a different business opportunity. Such acquisition of a business opportunity could be made by merger, exchange of stock, or otherwise. We have no source of capital, however, and, at the present time, we intend to continue to pursue our initial business purpose as described above, and have not identified any other business opportunity that we plan to pursue. We do, however, remain open to other options, and should an opportunity present itself, we would likely investigate it thoroughly and proceed in a manner which we believe is in the best interests of our shareholders.


ITEM 2.  DESCRIPTION OF PROPERTY

       We maintain our executive offices in approximately 300 square feet in the residence of William S. Roberts. The annualized rent is $6,000. We believe that our facility is suitable as our executive offices and we have no present intentions to renovate or improve our facility or seek new facilities. Our facility is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

      We are not a party to any pending legal proceeding. Our property is not subject to any pending legal proceeding. To the best of our knowledge, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of Kubla Khan, Inc. or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

General
-------

      Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2001, we had 111,744 shares of common stock issued and outstanding.

Common Stock
------------

      The holders of the common stock are entitled to cast one vote for each share held of record on all matters presented to stockholders. The holders of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares voting for the election of our directors can elect all of the directors, and in such an event, the holders of the remaining shares will be unable to elect any of our directors. Our certificate of incorporation does not provide that the holders of common stock have any preemptive rights.

Market Information
------------------

      As of December 31, 2001 there was no market for our common shares. On March 6, 2002, our common stock was accepted for quotation on the OTC Bulletin Board and was assigned the trading symbol KUKH. On March 20, 2002 the initial transaction on the OTCBB was 3,100 shares of our common stock at $1.125 per share which was the only transaction in our common stock to date. At March 21, 2002 there was no posted bid or offer on our common stock. Based on this information, management does not believe that an established market exists for our common stock.

Holders.
-------

      The number of record holders of our common stock as of the date of this report is 100.

Dividends.
---------

      We have not declared any cash dividends with respect to our common stock and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on its securities, except for any applicable requirements under Utah corporate law.

Recent Sales of Unregistered Securities.
----------------------------------------

      During the period covered by this report, there were no securities issued which were not registered under the Securities Act or previously reported in another report.

Use of Proceeds from Offering Closed on May 4, 2001
---------------------------------------------------

      The following information is provided in accordance with Rule 701(f) regarding Use of Proceeds of a registration under Form SB-2 which closed on May 4, 2001:

      On March 28, 2001, our registration statement filed on Form SB-2 was declared effective. The Securities and Exchange Commission file number assigned to the registration statement is 333-46114. Pursuant to our registration statement, we registered a maximum of 75,000 shares of our common stock for sale to the public through our President, William S. Roberts, in a self-underwritten offering. No selling shareholders participated in the offering which commenced on March 29, 2001, and closed on May 4, 2001 with maximum proceeds. The offering price was $1.00 per share.

     Between March 29, 2001 (commencement of offering) and December 31, 2001 we incurred approximately $10,517 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

     .    underwriting discounts and commissions................ -0-
     .    finders' fees......................................... -0-
     .    expenses paid to or for underwriters.................. -0-
     .    other expenses: prepaid offering expenses
          including legal, accounting and EDGAR fees............$ 9,283
     .    other offering expenses (not prepaid).................$ 1,234
                                                                -------
                                 TOTAL OFFERING EXPENSES........$10,517
                                                                =======

     All of these expenses were incurred to parties other than:

     .   our directors, officers, or general partners or their associates;
     .   persons owning 10% or more of any class of our equity securities; or
     .   our affiliates

     The net offering proceeds to us after deducting expenses of the offering were $64,483. As of December 31, 2001 the we had used the actual net offering proceeds in the following manner:

     .  Merchandise Inventory.......................$10,901
     .  Storage Unit................................$   527
     .  Rent(1).....................................$ 4,500
     .  Working Capital (including travel)(2).......$20,981
     .  Salaries(3).................................$10,396
     .  Office equipment............................$ 1,593
                                                    -------

     TOTAL NET PROCEEDS EXPENDED at Dec. 31,2001....$48,898 (4)
                                                   ========

     (1) Paid to Mr. William Roberts as agreed upon at a rate of $500 per month for use of his home as our office

     (2) Most of these expenses were incurred by management in their efforts to locate suppliers and acquire inventory

     (3) Paid to Mr. Roberts and Kristine Ramsey for services performed at a rate of $15.00 per hour; we will pay no more salaries from offering proceeds; additional compensation to officers/directors will be paid from revenues from operations, if any.

     (4)  The balance of the proceeds remain on deposit in our bank account.

     Except those expenses footnoted above, all other expenses were incurred to parties other than:

     .   our directors, officers, or general partners or their associates;
     .   persons owing 10% or more of any class of our equity securities; or
     .   our affiliates

     Management believes that those expenses paid to or incurred by Mr. Roberts/Ms. Ramsey are equal to or less than if the same were incurred or paid to a non-related party.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information
---------------------------

     This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Generally, the words "anticipates," "expects," "believes," "intends," "could," "may," and similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties. We caution you that while we believe any forward-looking statement are reasonable and made in good faith, expectations almost always vary from actual results, and the differences between our expectations and actual results may be significant. The following discussion and analysis of our results of operations and our financial condition should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2001.

Uncertainties affecting our business
------------------------------------

     There is no assurance that we will ever be successful in acquiring factory overruns or overstock merchandise for sale at discount prices. Our lack of operating history as well as inexperience of management makes it difficult to evaluate the potential of a start-up company such as ours. We do not know whether we will ever be able to operate profitably in the business we have chosen to develop. So far we have had difficulty locating financially sound customers to sell merchandise to. Since September 11, 2001, the economy has shown signs of a downturn which could be both good and bad for us. We anticipate that we will see a more plentiful supply of closeout, overstock and overrun merchandise because of the downturn however we anticipate that retailers will be extremely cautious about ordering inventory due to softened public demand. We presently have inventory at very favorable costs that we have had extreme difficulty in convincing retailers to purchase for resale. This has convinced us that we need to purchase inventory primarily only if it is pre-sold. Two main factors make this very difficult. First of all when closeout merchandise is made available to us it is generally gone within a day or two which is not enough time for us to pre sell those items to retailers. The majority of retailers that we have been in touch with do not make snap judgements in their purchasing process and typically take days or even weeks to make a decision. The other factor making success in this industry difficult is the fact that our decisions are made by a management team that has had no prior experience in the industry. We have realized losses in our first year of operations of $30,058 and with our limited financial resources we anticipate that we could possibly be out of liquid resources by year end unless we look at other alternatives. If management is made aware of any opportunities that we feel should be adopted, we shall notify our shareholders and present any such proposal to our shareholders for their approval. In short, at this point in time management has less than an optimistic outlook in regards to the our near term results.

Results of Operations
---------------------

      We have realized minimal gross revenues during 2001 of $5,086. Cost of goods associated with those revenues was $3,890 or 76%. Although our percentage of profit on the goods sold is encouraging, we have not achieved sufficient volume to make our revenues significant, nor have we experienced sufficient cash flows from operations to make a determination as to whether we can expect the same revenues in the future. During that same year our general and administrative expenses were $21,967, and we spent an additional $6,796 on travel and $2,491 on professional fees. As a result, we operated at a loss of $30,058; we will continue to operate at a loss unless we see a significant increase in volume of our sales. We believe it will be difficult to increase our sales volume sufficiently to achieve a profit in the coming year. Although better than average prices on wholesale goods are available to us, we do not have sufficient cash flows to take advantage of these lower prices. Our lack of cash flows has dictated that we make inventory purchases based on pre-sales, which is difficult to achieve in a cautious economy. At the end of our fiscal year 2001, we had $41,301 in assets comprised of nearly $11,000 in inventory, as well as approximately $27,000 in cash.

Plan of Operation.
------------------

      Our plan of operation for the next 12 months is to vigorously pursue sources of bargain priced closeout, overstock and overrun merchandise and retail outlets seeking such merchandise. We will minimize acquiring inventory on "speculation" and will focus primarily on matching buyers with what sellers have to offer. In this way we shall focus on conserving our financial resources. We will also investigate other business opportunities if they become known to us and remain open to a change of business direction.

      During the next 12 months, our only foreseeable cash requirements will relate to overhead items. We have approximately $27,000 in cash available to us for our next fiscal year. We can expect minimum day to operating expenses during the next year of approximately $15,000 including rent of $6,000, $6,000 in travel expenses related to locating inventory and customers, $1,200 in telephone expenses, and storage expenses of $1,236; in addition, we will require approximately $3,000 for legal and accounting necessary to maintain compliance with our reporting obligations under the Exchange Act. We believe the funds available to us will be sufficient to conduct operations as well as pursue our business purpose so long as we minimize our inventory purchases as indicated above.

ITEM 7.  FINANCIAL STATEMENTS.

      Our audited financial statements for December 31, 2001 begin on the next page.

                     Randy Simpson CPA, P.C.
                    11775 South Nicklaus Road
                        Sandy, Utah 84092
                    Fax & Phone (801) 572-3009


Board of Directors and Stockholders
Kubla Khan, Inc.
(A Development Stage Company)
Salt Lake City, UT

                   INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Kubla Khan, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, shareholder's equity and cash flows for the year ended December 31, 2001 and the periods from inception (March 28, 2000) through December 31, 2000 and December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Kubla Khan, Inc, as of December 31, 2001 and the results of its operations, shareholder's equity and cash flows for the year ended December 31, 2001 and the periods from inception (March 28, 2000) through December 31, 2000 and December 31, 2001, in conformity with generally accepted accounting principles.


/S/ Randy Simpson CPA PC

Randy Simpson, CPA, P.C.
A Professional Corporation
March 29, 2002
Sandy, Utah

                         Kubla Khan, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET

                                                              December 31,
                                                                 2001
                                                             -------------
                              ASSETS

Current Assets
  Cash                                                       $     27,101
  Accounts Receivable                                               2,050
  Inventory                                                        10,901
  Deposits                                                             10
                                                             -------------
      Total current assets                                         40,062

Property & Equipment- Net of Depreciation of $354                   1,239
                                                             -------------

      Total Assets                                           $     41,301
                                                             =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $        243
                                                             -------------
      Total current liabilities                                       243

Stockholders' equity :
  Common Stock, $.001 par value, authorized 50,000,000
    shares;  111,744  shares issued and outstanding                   112
  Paid in Capital                                                  75,814
  Accumulated deficit                                             (34,868)
                                                             -------------

      Total Stockholders' Equity                                   41,058
                                                             -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     41,301
                                                             =============








         See accompanying notes to financial statements.

                         Kubla Khan, Inc.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS


                                                  Period from   Period from
                                                   Inception     Inception
                                     Year Ended  (Mar.28, 2000)(Mar.28, 2000)
                                     December 31,  December 31, December 31,
                                        2001          2000         2001
                                    ------------- ------------- -------------
Sales                               $      5,086  $          - $       5,086

Cost of Sales                              3,890             -         3,890
                                    ------------- ------------- -------------

Gross Profit                               1,196             -         1,196

Costs and Expenses:
  General administrative                  21,967         2,860        24,827
  Travel expenses                          6,796           950         7,746
  Professional fees                        2,491             -         2,491
  Organizational expenses                      -         1,000         1,000
                                    ------------- ------------- -------------

    Total expenses                        31,254         4,810        36,064

    Net loss                             (30,058)       (4,810)      (34,868)

Income Tax Provision:
  Income Tax Benefit -loss
    carryforward                          (5,000)       (1,000)       (6,000)
  Income tax benefit - reversal -
    allowance for carryforward             5,000         1,000         6,000
                                    ------------- ------------- -------------
    Total income tax expense (benefit)         -             -             -
                                    ------------- ------------- -------------

Net loss                            $    (30,058) $     (4,810) $    (34,868)
                                    ============= ============= =============
Net loss per share
(Basic and Fully Diluted)           $      (0.35) $      (0.13)
                                    ============= =============
Weighted Average Shares
 Common Stock Outstanding                 86,265        36,744
                                    ============= =============



         See accompanying notes to financial statements.




                         Kubla Khan, Inc.
                  (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY

         For the Period from Inception (March 28, 2000)
               through Year Ended December 31, 2001



                                     Common     Additional                  Total
                                   Stock $.001   Paid-in    Accumulated  Stockholders'
                          Shares    Par Value    Capital       Deficit     Equity
                        ----------- ---------- ------------ ------------ -------------
Balance                          -  $       -  $         -  $         -  $          -

Issuance of 36,744
shares of common stock
for $7,500 cash             36,744         37        7,463            -         7,500

Capital contribution
of services of $1,980
and facilities of $750           -          -        2,730            -         2,730

Net loss for the period
from inception (March
28, 2000) to December
31, 2000                         -          -            -       (4,810)       (4,810)
                        ----------- ---------- ------------ ------------ -------------
Balances -
 December 31, 2000          36,744         37       10,193       (4,810)        5,420

Capital contribution
 of services of $660
 and facilities of $553          -          -        1,213            -         1,213

Issuance of 75,000
shares of common stock
for $75,000 cash, net
of offering costs of
$10,517                     75,000         75       64,408            -        64,483

Net loss for the year
ended December 31, 2001          -          -            -      (30,058)      (30,058)
                        ----------- ---------- ------------ ------------ -------------
Balances -
 December 31, 2001         111,744  $     112  $    75,814  $   (34,868) $     41,058
                        =========== ========== ============ ============ =============








         See accompanying notes to financial statements.





                         Kubla Khan, Inc.
                  (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS


                                                           Period from   Period from
                                                             Inception    Inception
                                              Year Ended  (Mar.28, 2000)(Mar.28, 2000)
                                              December 31,  December 31, December 31,
                                                  2001         2000         2001
                                             ------------- ------------- -------------
Cash Flows provided by Operating Activities:
  Net loss                                   $    (30,058) $     (4,810) $    (34,868)
  Non-cash expenses:
   Capital contribution of services and
     facilities by stockholder                      1,213         2,730         3,943
   Depreciation                                       354             -           354
                                             ------------- ------------- -------------

    Net cash provided by operating activities     (28,491)       (2,080)      (30,571)

Changes in operating assets and liabilities:
  Increase in accounts receivable                  (2,050)            -        (2,050)
  Increase in inventory                           (10,901)            -       (10,901)
  Increase in deposits                                (10)            -           (10)
  Increase (decrease) in accounts payable          (1,106)        1,349           243
                                             ------------- ------------- -------------

    Net cash used by operations                   (42,558)         (731)      (43,289)
                                             ------------- ------------- -------------

Cash Flows used in Investing Activities:
  Purchase of office equipment                     (1,593)            -        (1,593)
                                             ------------- ------------- -------------

    Net cash used in investing activities          (1,593)            -        (1,593)
                                             ------------- ------------- -------------

Cash Flows from Financing Activities:
  Issuance of common stock for cash                75,000         7,500        82,500
  Offering costs charged to capital               (10,517)            -       (10,517)
  Net decrease (increase) in deferred
    offering costs                                  7,350        (7,350)            -
  Advances by (repayments to) officers/
    stockholder                                      (606)          606             -
                                             ------------- ------------- -------------

    Net cash  from  financing activities           71,227           756        71,983
                                             ------------- ------------- -------------

Net increase in cash                               27,076            25        27,101

Cash, at Beginning of Period                           25             -             -
                                             ------------- ------------- -------------

Cash, at End of Period                       $     27,101  $         25  $     27,101
                                             ============= ============= =============
Supplemental Cash Flow Disclosures:
   Interest paid                             $          -  $          -  $          -
   Income taxes paid                         $          -  $          -  $          -



         See accompanying notes to financial statements.


                         Kubla Khan, Inc.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2001

Note 1 - Nature of business and summary of significant accounting policies
--------------------------------------------------------------------------

Nature of business - Kubla Khan, Inc. was incorporated on March 28, 2000, in the state of Utah. Prior to 2001, the Company had not conducted any operations and had incurred only expenses for travel for the review of various business opportunities and marketing strategies. Accordingly, the Company prepared its December 31, 2000 financial statements in compliance with the requirements for development stage companies.

During 2001, upon completion of a public offering of its common stock, the Company began doing business as an overstock and overrun specialist whereby it purchases excess production of clothing and other personal items from manufacturers or jobbers. These items are then transported to the Intermountain Area where they are sold directly to the public, sold to discount retail stores, or placed on consignment with such stores.

Inventory - Inventories of products held for resale are valued at the lower of cost or market, using the FIFO method. Certain product inventory is consigned to retail stores for disposition. However, such items continue to be reflected in the Company's inventory until the consignee sells them. At which time a sale is recorded and such items are removed from the Company's inventory and charged to cost of sales.

Property and Equipment - Property and equipment are recorded at acquisition cost and depreciated over their estimated useful lives using accelerated methods. Maintenance and repairs are charged to expense. Renewals and betterments, which substantially extend the useful life, are capitalized.
The cost and accumulated depreciation of disposed assets are eliminated from the accounts. Profits and losses resulting from such disposition are included in income.

Property and equipment consists of the following at December 31, 2001:

              Computer Equipment            $    1,593
              Accumulated Depreciation            (354)
                                            ----------
              Net Property and Equipment    $    1,239
                                            ==========

Income taxes - The Company has not provided for deferred tax assets or liabilities because it has a tax loss carryforward of approximately $33,000 at December 31, 2001 available to offset future profits for the next 20 years. No tax benefit for the loss carryforward has been established due to the Company's lack of operating history and its ability to demonstrate that it can realize a profit from future operations.

                         Kubla Khan, Inc.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2001



Note 1 - Nature of business and summary of significant accounting policies
--------------------------------------------------------------------------
(Cont.)
-------

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

Per share information - Per share information has been computed using the weighted average number of common shares outstanding during the period.


Note 2- Common Stock / Deferred Offering Costs
----------------------------------------------

During 2000, the Company issued 36,744 shares of its common stock to four individuals for $7,500 cash. In May 2001 the Company completed an initial public offering (IPO) of 75,000 shares of its common stock at $1.00 per share. Costs related to the IPO consisting of legal and accounting costs as well as filing fees were deferred and included in other assets at December 31, 2000. Such costs were charged as a reduction to paid in capital upon successful completion of the IPO in 2001.


Note 3 - Related Party Transactions
-----------------------------------

Prior to completion of the Company's 2001 IPO, the officers of the Company had paid their own travel costs. The Company without interest later reimbursed such amounts, included in Advances from Officers/Stockholder at December 31, 2000.

The Company's president provided 176 hours of service valued at $15 per hour to the formation and initial marketing efforts of the Company and provided office facilities valued at $1,303 for use by the Company. Both the services and facilities use have been reflected as a capital contribution by the president.

The Company currently rents its office space from the president on month-to-month basis for $500 per month.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None; not applicable.


                             PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers.
--------------------------------------------------

      The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders (held in March of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                                    Date of
                        Positions                 Election or
Name                      Held         Age        Designation
-------------------    -------------   ----       -----------

William S. Roberts      President      61           03/28/00
Wallace s. Pidcock      Vice Pres.     50           03/28/00
Kristine D. Ramsey      Sec., Treas.   34           03/28/00


Business Experience
-------------------

      WILLIAM S. ROBERTS, serves as our President and Chairman of The Board of Directors. From July 1999 through June 2000, Mr. Roberts was a national account manager for Amembal Capital Corporation, an equipment leasing company. From October 1998 to July 1999 he was a self employed business consultant. From January 1998 until September 1998, he was an area sales manager for Data Transmission Network, a satellite information systems company. Also since 1998, he has been the Secretary/Treasurer and a director of Industries International Incorporated, a company involved in the seeking of properties for golf course development. From 1994 until 1996, he was president of AAOGI Investment Corp., a NASD member securities firm which was subsequently sold. Since 1992 he has also been self-employed as a business consultant to companies entering the public arena. From 1980 until 1992, he was employed by a number of stock brokerage firms in Salt Lake City, Utah. From 1972 until 1979 he was Vice-President, Financial Principal, and Chief Financial Officer of two stock brokerages in Salt Lake City. 15 Over 20 years ago, Bill signed a consent decree with the US Securities and Exchange Commission in regards to an SEC investigation of Le Barron Securities, Inc. without admitting or denying guilt. Bill was Vice-President and Financial Principal of Le Barron Securities, Inc. The penalties imposed under this decree were spread over an 8 month period of time. For the first four months, Bill was barred from being associated in the securities industry. For the following four months, Bill was allowed to be involved in the securities industries as a Registered Representative but barred from being a Registered Principal. At the end of the eight months, Bill was allowed to resume full involvement in the securities industries.

      WALLACE PIDCOCK, our Vice-President and Director. Since July, 2001 he has been Operations Manager for Wackenhut Security Services, Inc. in Las Vegas, Nevada. From 1993 through June, 2001 he was Director of Security for Smith Food and Drug Store in the Las Vegas, NV area. From 1989-1993 he was a Security Investigator and was employed in celebrity protection for the Desert Inn and Casino. From 1986-1989 he was employed as a Private Investigator. From 1973 to 1986, Wallace worked for Southern Pacific Railroad as a brakeman.

      KRISTINE D. RAMSEY serves as our Secretary, Treasurer and Director. From 1996-1998, Kristine acted as a merchandiser with both Maybelline and Revlon involved in merchandise resets which included restocking and display. From 1998 to June of 2001 she was employed with Chipsea Nursery as a merchandiser. From August, 2000 to June, 2001 she was merchandising flowers on a part time basis as a merchandise representative. Since June, 2001 she has been employed as a representative for Retail Merchandising Services doing merchandise resets in Target Stores.

Significant Employees.
---------------------

      We have no employees who are not executive officers, but who are expected to make a significant contribution to our business. It is expected that current members of management and the Board of Directors will be the only persons whose activities will be material to our operations. Members of management are the only persons who may be deemed to be promoters.

Family Relationships
--------------------

      Wallace Pidcock, our Vice-President and Director is the uncle of Kristine D. Ramsey, our Secretary, Treasurer and Director.

Involvement in Other Public Companies
-------------------------------------

      None of our board members serve as board members of any other public companies except William Roberts who is Secretary/Treasurer and a director of Industries International Incorporated, a Nevada public corporation.

Involvement in Certain Legal Proceedings.
----------------------------------------

      During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer:

            (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

            (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

            (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

            (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

      We do not have a class of securities registered pursuant to Section 12 of the Exchange Act and therefore our officers, directors and 10% shareholders are not required to comply with Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

Cash Compensation.
-----------------

      The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated (past three years):

                    SUMMARY COMPENSATION TABLE

                            Annual            Long Term Compensation
                        --------------------- ------------------------------
                        Annual Compensation   Awards                 Payouts
                        --------------------- ---------------------- --------
(a)          (b)       (c)     (d)   (e)      (f)           (g)      (h)    (i)
                                                            Secur-
                                      Other                 ities           All
Name and     Year or                  Annual   Rest-        Under-   LTIP   Other
Principal    Period    Salary  Bonus  Compen-  ricted       lying    Pay-   Compen-
Position     Ended     ($)     ($)    sation   Stock        Options  outs   sation
-----------------------------------------------------------------------------------
W.S. Roberts 2001    $5,198      -       -        -             -      -       -
President/Director

K. Ramsey    2001    $5,198      -       -        -             -      -       -
Sec./Treas/Director


      Except as stated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the fiscal years ended December 31, 2001 and 2000. Further, no member of management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

     There are no plans whereby we would issue any of our securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise.

Compensation of Directors.
-------------------------

      We have no arrangement for compensating our directors.

Employment Contracts and Termination of Employment and Change-in-Control
------------------------------------------------------------------------
Arrangements.
-------------

      There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us or our subsidiaries, any change in control of our company, or a change in the person's responsibilities following a change in our company's control.

      Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person; none of our directors or executive officers is acting on behalf of or will act at the direction of any other person.

Bonuses and Deferred Compensation.
----------------------------------

      None.

Compensation Pursuant to Plans.
-------------------------------

      None.

Pension Table.
-------------

      None; not applicable.

Other Compensation.
------------------

      None.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

          The following table sets forth the beneficial ownership of those persons who are known to be the beneficial owners of more than five percent of our common stock as of date of this report. Each of these persons has sole investment and sole voting power over the shares indicated.


                                       Number                  Percent
Name and Address             of Shares Beneficially Owned      of Class
----------------             ---------------------------       --------
William S. Roberts                     11,023                    9.86%
6990 So. Park Centre Dr.
Suite 315
Salt Lake City, UT 84121

Kristine D. Ramsey                     12,86                    11.50%
6861 So. Virginia Hills Drive
Salt Lake City, UT 84121

Jay Terrell
1241 Major Street
Salt Lake City, UT 84111               11,024                    9.86%



Security Ownership of Management.
-------------------------------

      The following table sets forth the share holdings of our directors and executive officers as of date of this report. Each of these persons has sole investment and sole voting power over the shares indicated.

                                      Number               Percent
Name and Address           of Shares Beneficially Owned    of Class
------------------         -----------------------------   --------
William S. Roberts                     11,023                9.86%
6990 So. Park Centre Dr.
Suite 315
Salt Lake City, UT 84121

Wallace S. Pidcock                     1,837                 1.64%
401 Huntly Drive
Las Vegas, NV 89128

Kristine D. Ramsey                    12,860                11.50%
6861 So. Virginia Hills Drive
Salt Lake City, UT 84121

All directors and
executive officers
as a group (3)                        25,720                23.01%

Changes in Control.
------------------

      There are no present arrangements or pledges of our securities which may result in a change in our control.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Directors, Executive Officers, 5% Security Holders and
Others
------------------------------------------------------------------------------
-

      There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents
-------

      None

Transactions with Promoters
---------------------------

      Our only promoters are our officers and directors. There have been no material transactions with these individual other than William Roberts and Kristine Ramsey receive $15.00 per hour in compensation for any services performed in pursuing our business plan (aggregating $5,198 each during 2001 and none in 2000). In addition, Mr. Roberts receives $500 per month for use of his home as our office. In each of these instances management believes that the same are competitive or less than what we would pay a non-related party for services/rent.

      Also, one officer/director advanced money for his own travel expenses which were reimbursed without interest once the offering was completed. These advances were made by Mr. William Roberts.

      Three of our officers/directors, as well as one individual who is not an officer or director, purchased stock at inception; 36,744 common shares were purchased by the four founding shareholders for $7,500.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits
--------
      Exhibit
      Number            Description
      ------            ------------

         3.1.1   Articles of Incorporation *
         3.1.2   Amendment to Articles of Incorporation*
         3.2     By-laws*

* Filed with the Securities and Exchange Commission on September 19, 2000 as part our initial Registration Statement on Form SB-2.

        (b) Reports on Form 8-K

       During the Company's fourth quarter, the Company filed no reports on Form 8-K.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KUBLA KHAN INC.

Date: April 1, 2002

                                   By /s/ William S. Roberts
                                      --------------------------------
                                      William S. Roberts
                                      President, Chief Financial Officer
                                      And Chief Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1,  2002
                                    /s/ Kristine D. Ramsey
                                    ---------------------------------
                                    Kristine Ramsey
                                    Director


Date: April 1, 2002                /s/ William S. Roberts
                                    ---------------------------------
                                    William S. Roberts
                                    Director