Form 10QSB
period 2002-03-31
KUBLA KHAN INC
filed 2002-05-15
CIK 1123440

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Ended:     March 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, Par Value $0.001                     111,744
  -----------------------------------  ---------------------------------
           Title of Class              Number of Shares Outstanding as of
                                                   March 31, 2002

                  PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            FINANCIAL STATEMENTS
                                MARCH 31, 2002
                                 (UNAUDITED)


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

                         KUBLA KHAN, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS


                                                  March 31,    December 31,
                                                    2002           2001
                                                ------------- -------------
                                                 (Unaudited)     (Audited)
                          ASSETS

CURRENT ASSETS:
   Cash                                         $      23,393  $     27,101
   Accounts Receivable                                  1,850         2,050
   Inventory                                           10,200        10,901
   Prepaid Expenses                                       697            -
   Deposits                                                10            10
                                                ------------- -------------
        Total Current Assets                           36,150        40,062

PROPERTY & EQUIPMENT-NET OF DEPRECIATION OF
$487 AND $354 RESPECTIVELY                              1,106         1,239
                                                ------------- -------------

        TOTAL ASSETS                            $      37,256   $    41,301
                                                ============= =============


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                             $       2,211   $       243
                                                ------------- -------------

         Total Current Liabilities                      2,211           243

Shareholders' equity
   Common Stock, $0.001 par value
    authorized 50,000,000 shares;
    111,744 shares issued and outstanding                 112           112
   Paid in Capital                                     75,814        75,814
   Accumulated deficit                                (40,881)      (34,868)
                                                ------------- -------------

         Total Stockholders' Equity                    35,045        41,058
                                                ------------- -------------
         TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY                  $      37,256  $     41,301
                                                ============= =============



         See accompanying notes to financial statements.

                         KUBLA KHAN, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                               Period From
                                 For the Three  For the Three  Inception
                                 Months Ended   Months Ended  (March 28, 2000)
                                 March 31,      March 31,      to March 31
                                 2002           2001           2002
                                 -------------- -------------- --------------

SALES                            $         870  $           -  $       5,956

COST OF SALES                              702              -          4,592
                                 -------------- -------------- --------------
GROSS PROFIT                               168              -          1,364

COSTS AND EXPENSES:
   General administrative                2,618            935         27,445
   Travel and entertainment              1,167            423          8,913
   Professional Fees                     2,396              -          4,887
   Organizational expenses                   -              -          1,000
                                 -------------- -------------- --------------

      Total Expenses                     6,181          1,358         42,245
                                 -------------- -------------- --------------

NET LOSS                         $      (6,013) $      (1,358) $     (40,881)
                                 ============== ============== ==============
Net loss per share,
  basic and diluted              $       (0.05) $       (0.04)
                                 ============== ==============
Weighted average shares
 outstanding                           111,744         36,744
                                 ============== ==============







          See accompanying notes to financial statements




                                KUBLA KHAN, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                 Period from
                                                    For the Three  For the Three Inception
                                                    Months Ended   Months Ended (March 28, 2000)
                                                    March 31,      March 31,     to March 31,
                                                    2002           2001          2002
                                                    -------------  ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $    ( 6,013)  $     (1,358) $     (40,881)
  Non-cash expenses:
   Depreciation                                              133              -            487
   Capital contribution of services
     and facilities by officers                                -            910          3,943
                                                    -------------  ------------- --------------
    Net Cash Used In Operations                          ( 5,880)          (448)       (36,451)

  Changes in operating assets and liabilities:
   Increase in accounts payable                            2,051            644          2,211
   Decrease in payroll taxes payable                         (83)             -              -
   Decrease (increase) in accounts receivable                200              -         (1,850)
   Decrease (increase) in inventory                          701              -        (10,200)
   Increase in deposits                                        -              -            (10)
   Increase in prepaid expenses                             (697)             -           (697)
                                                    -------------  ------------- --------------

   Net Cash (Used) Provided By Operating Activities       (3,708)           196        (46,997)
                                                    -------------  ------------- --------------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of office equipment                                -              -         (1,593)
                                                    -------------  ------------- --------------

      Net Cash Used In Investing Activities                    -              -         (1,593)
                                                    -------------  ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                            -              -         82,500
  Offering costs charged to capital                            -              -        (10,517)
  Deferred offering costs                                      -         (1,933)             -
  Advances by shareholders                                     -          1,723              -
                                                    -------------  ------------- --------------
      Net Cash Provided By (Used in)
       Financing Activities                                    -           (210)        71,983
                                                    -------------  ------------- --------------
Net Increase (Decrease) in Cash                           (3,708)           (14)        23,393

Cash, at Beginning of Period                              27,101             25              -
                                                    -------------  ------------- --------------

Cash at End of Period                               $     23,393   $         11  $      23,393
                                                    =============  ============= ==============
Supplemental Cash Flow Disclosures:
  Interest paid                                     $          -   $          -  $           -
  Income taxes paid                                 $          -   $          -  $           -



                 See accompanying notes to financial statements

                                        5

                                  KUBLA KHAN, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and March 31, 2001 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

     Income Taxes  -  The Company has no deferred tax assets or liabilities.
A tax loss carryforward of $40,881 has occurred and is available for carryforward to offset future profits for the next 20 years. No tax benefit for the loss carryforward has been established due to the Company's lack of operating history and it's ability to demonstrate that it can realize a profit from future operations.

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

NOTE 4 - COMMON STOCK/PREPAID LEGAL FEES/DEFERRED OFFERING COSTS

     The Company issued 36,744 shares for $7,500 in cash from four shareholders. The Company advanced $7,000 to its legal counsel, who then incurred organizational costs of $1,000 which was recorded as an expense. The balance of $6,000 was recorded as deferred offering costs. During the fourth quarter of 2000, an additional $1,350 in offering costs were recorded as deferred offering costs; during the quarter ended March 31, 2001, an additional $1,933 in deferred offering costs were recorded by the Company. During the second quarter $1,234 in offering costs were incurred. All deferred offering costs were charged to Paid in Capital at the completion of the offering which was May 4, 2001.

NOTE 5 - PUBLIC STOCK OFFERING

     On May 4, 2001, the Company closed a public offering of its common stock with gross offering proceeds of $75,000. The Company has offset the offering costs of $10,517 against the proceeds of the offering to paid in capital. The offering was registered with the Securities and Exchange Commission on Form SB-2.

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

General

    We were incorporated under the laws of the state of Utah on March 28, 2000, as Kubla Khan, Inc., for the purpose of engaging in the business of the sale of "distressed" merchandise (closeouts, factory overruns and retail overstocks) primarily to retailers. Upon completion of our public stock offering on May 4, 2001, we commenced acquiring closeout merchandise and selling it to retailers or individuals. During our third quarter 2001, we began realizing minimal revenues. Management continues to investigate potential sources of revenues and merchandise.

Financial Condition

     Since inception the we have operated at a loss with a loss of $6,013 in our first quarter of 2002. Up through our second quarter of 2001, our losses were a result of expenses associated with finding product sources and retail clients, rent and service expenses, as well as professional fees. During our third quarter of 2001, we began incurring expenses associated with purchase of inventory as a result of commencement of operations. We have realized only minimal revenues and have conducted limited operations since our inception; we are therefore considered a development stage company.

    We had $37,256 in assets at March 31, 2002: $23,393 in cash (the balance of the proceeds from our offering which closed on May 4, 2001 with maximum offering proceeds of $75,000); inventory of $10,200 consisting mainly of leather jackets; accounts receivable of $1,850; office equipment of $1,106 (net after depreciation of $487) and prepaid expenses of $697. As of March 31, 2002, our liabilities of $2,211 were comprised solely of professional fees payable primarily related to costs incurred in the preparation and filing of our audited financial statements and Form 10-KSB for our year ended December 31, 2001.

     Prior to the completion of our offering, we expensed services performed by Bill Roberts, our president, and rent on space provided by Bill Roberts.
Mr Roberts was not and will not be repaid and this has been reflected on our books as a contribution to capital. Services were performed at a rate of $15.00 per hour and the office space was prorated at a value of $ 250 per quarter due to its limited use during the initial stages of operations. We commenced paying Mr. Roberts $500 per month for the use of office space upon the completion of our offering and continued to do so during the first quarter of 2002. No salaries or compensation have been paid by since June 30, 2001 at which time the maximum allowable salaries to be paid out of offering proceeds of $10,000 had been reached.

     Since inception, management has actively initiated contacts and developed relationships with various entities which purchase factory overruns from manufacturers and distressed merchandise from retailers at a discount; management has also made every effort to resell the same to various resellers in Utah. We have never had a profitable quarter since the commencement of actual operations during the third quarter of 2001. During the first quarter of 2002, sales were only $870 and cost of goods sold was $702 resulting in a gross profit margin of approximately 19%. Since the commencement of actual operations our sales have totaled $5,956 with cost of goods sold totaling $4,592 resulting in a gross profit margin of approximately 23%. This is not indicative of a positive cash flow situation since we operated at a net loss of $7,132, $3,971 and $6,013 for the third and fourth quarters of 2001 and the first quarter of 2002, respectively. Unless we are able to gear up our operations significantly, the 23% gross profit margin experienced during our first three quarters of operations is not sufficient to cover the other costs and expenses incurred by the Company. Nor will it be sufficient to provide us with the ability to purchase sufficient merchandise to increase our cash flows. It will be difficult to increase our sales volume sufficiently to achieve a profit in the coming year. Although better than average prices on wholesale goods are available to us, we do not have sufficient cash resources to take advantage of these lower prices. Our lack of cash flows has dictated that we make inventory purchases based on pre-sales, which is difficult to achieve in a cautious economy.

Plan of Operation.

     Our plan of operation for the next 12 months is to vigorously pursue sources of bargain priced closeout, overstock and overrun merchandise and retail outlets seeking such merchandise. We will minimize acquiring inventory on "speculation" and will focus primarily on matching buyers with what sellers have to offer. In this way we shall focus on conserving our financial resources. We will also investigate other business opportunities if they become known to us and we remain open to a change of business direction.

     During the next 12 months, our only foreseeable cash requirements will relate to overhead items. We have approximately $23,000 in cash available to us for the next 12 months. We can expect minimum day to operating expenses during the next year of approximately $15,000 including rent of $6,000, $2,000 in travel expenses related to locating inventory and customers, $1,200 in telephone expenses, and storage expenses of $1,236; in addition, we will require approximately $5,000 for legal and accounting necessary to maintain compliance with our reporting obligations under the Exchange Act. We believe the funds available to us will be sufficient to conduct operations as well as pursue our business purpose so long as we minimize our inventory purchases as indicated above. We will be dependent from cash flow generated from the sale of our current inventory to continue implementing ours business plan through the purchase and sale of additional inventory. Management will use every effort to minimize expenses and has no plans for additional employees until or unless warranted due to business needs.

     If we cannot increase our limited revenues in the next twelve months, we could be forced to discontinue operations unless we are able to raise additional capital. It may be difficult to secure additional financing. We may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. However, there are no agreements with our officers and directors obligating them to make additional cash contributions. We could also attempt some form of debt or equity financing. There is no guarantee that any of the foregoing methods of financing would be successful.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES

        We have not issued any unregistered securities during the three months ended March 31, 2002.

      The following information is provided in accordance with Rule 701(f) regarding Use of Proceeds of a registration in effect during the quarter being reported on:

      On March 28, 2001, our registration statement filed on Form SB-2 was declared effective to which the Securities and Exchange Commission assigned the file number 333-46114. Pursuant to the registration statement, we registered a maximum of 75,000 shares of common stock for sale to the public through our President, Mr. William Roberts, in a self-underwritten offering. No selling shareholders participated in the offering which commenced on March 29, 2001, and closed on May 4, 2001 with maximum proceeds. The offering price was $1.00 per share.

     Between March 29, 2001 (commencement of offering) and March 31, 2002 we incurred approximately $10,517 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

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

     All of these expenses were incurred to parties other than:

     .   our directors, officers, or general partners or their associates;
     .   persons owning 10% or more of any class of our equity securities; or
     .   our affiliates.

     The net offering proceeds available to us after deducting expenses of the offering were $64,483. As of March 31, 2002, we had used the actual net offering proceeds in the following manner:


     .  Merchandise Inventory........................$10,200
     .  Storage Unit.................................$   836

     .  Rent(1)......................................$ 5,500
     .  Working Capital (including travel)(2)........$10,686
     .  Salaries(3)..................................$10,396
     .  Office equipment.............................$ 1,593
                                                     -------
        Total net proceeds expended at March 31,2002.$39,211 (4)
                                                     ========

     (1) Paid to Mr. William Roberts as agreed upon at a rate of $500 per month for use of his home as our office

     (2) Most of these expenses were incurred by Mr. Roberts in his efforts to locate suppliers and acquire inventory

     (3) Paid to Mr. Roberts and Kristine Ramsey, an officer, for services performed at a rate of $15.00 per hour until the maximum allowable $10,000 was reached.

     (4) The balance of the proceeds remain on deposit in our bank account.

     Except those expenses footnoted above, all other expenses were incurred to parties other than:

     .   our directors, officers, or general partners or their associates;
     .   persons owning 10% or more of any class of our equity securities, or
     .   our affiliates.

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

ITEM 6. EXHIBITS AND REPORTS AN FORM 8-K

        (a) Exhibits.

         3.1.1   Articles of Incorporation *
         3.1.2   Amendment to Articles of Incorporation*
         3.2     By-laws*

* Filed with the Securities and Exchange Commission on September 19, 2000 as part of the Company's initial Registration Statement on Form SB-2.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KUBLA KHAN, INC.
                                    [Registrant]


Dated: May 15, 2001           BY: /s/ William S. Roberts
                                    _________________________________________
                                    President and Principal Financial Officer