Form 10QSB
period 2002-06-30
KUBLA KHAN INC
filed 2002-08-14
CIK 1123440

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Ended:     June 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, Par Value $0.001                     111,744
  -----------------------------------  ---------------------------------
           Title of Class              Number of Shares Outstanding as of
                                                   June 30, 2002

                  PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            FINANCIAL STATEMENTS
                                June 30, 2002
                                 (UNAUDITED)


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

                         KUBLA KHAN, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                                 June 30,      December 31,
                                                    2002           2001
                                                ------------- -------------
                                                 (Unaudited)
                          ASSETS

CURRENT ASSETS:
   Cash in Bank                                 $     17,508  $    27,101
   Accounts Receivable                                 2,147        2,050
   Inventory                                           9,866       10,901
   Prepaid Expenses                                      500            -
   Deposit                                                10           10
                                                ------------- -------------

        Total Current Assets                          30,031       40,062
                                                ------------- -------------
OTHER ASSETS:
   Fixed assets                                        1,593        1,593
   Less accumulated depreciation                        (649)        (354)
                                                ------------- -------------

       Total Other Assets                                944        1,239
                                                ------------- -------------

        TOTAL ASSETS                            $     30,975  $    41,301
                                                ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts Payable                                      160           243
   Advances by officer/stockholder                       284             -
                                                ------------- -------------

        Total Current Liabilities                        444           243
                                                ------------- -------------
Shareholders' equity
   Common Stock, $0.001 par value
     authorized 50,000,000 shares; 111,744 and
     111,744 shares issued and outstanding               112           112
   Paid in Capital                                    75,814        75,814
   Accumulated deficit                               (45,395)      (34,868)
                                                ------------- -------------

        Total Stockholders' Equity                    30,531        41,058
                                                ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     30,975  $     41,301
                                                ============= =============



See accompanying notes to financials statements.



                                KUBLA KHAN, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                   Period from
                                 For the Three  For the Three For the Six   For the Six   Inception
                                 Months Ended   Months Ended  Months Ended  Months Ended  (March 28,2000)
                                 June 30,       June 30,      June 30,      June 30,      to June 30,
                                 2002           2001          2002          2001          2002
                                 -------------- ------------- ------------- ------------- -------------

Revenues                         $         417  $          -  $      1,287  $          -  $      6,373
Cost of Goods Sold                        (281)            -          (983)            -        (4,873)
                                 -------------- ------------- ------------- ------------- -------------
       Gross Profit                        136             -           304             -         1,500

COSTS AND EXPENSES:
   General administrative                2,725        14,651         5,343        15,281        30,170
   Travel and entertainment              1,652         1,906         2,819         2,329        10,565
   Professional fees                       273         1,345         2,669         1,345         5,160
   Organizational expenses                   -             -             -             -         1,000
                                 -------------- ------------- ------------- ------------- -------------

      Total Expenses                     4,650        17,902        10,831        18,955        46,895
                                 -------------- ------------- ------------- ------------- -------------

NET LOSS                         $      (4,514) $    (17,902) $    (10,527) $    (18,955) $    (45,395)
                                 ============== ============= ============= ============= =============
Net loss per share,
  basic and diluted              $       (0.04) $      (0.21) $      (0.09) $      (0.31)
                                 ============== ============= ============= =============
Weighted average shares
  outstanding                           111,744        84,546       111,744        60,777
                                 ============== ============= ============= =============




See accompanying notes to financial statements



                                KUBLA KHAN, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                Period from
                                                    For the six   For the six   Inception
                                                    Months Ended  Months Ended (March 28,2000)
                                                    June 30,      June 30,      to June 30,
                                                    2002          2001          2002
                                                    ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $    (10,527) $    (18,955) $     (45,395)
  Non-cash expenses:
   Depreciation                                              295            89            649
   Capital contribution of services
     and facilities by officers                                -         1,213          3,943
                                                    ------------- ------------- --------------
    Net cash used in operations                          (10,232)      (17,653)       (40,803)

  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                  (83)       (1,266)           160
    Decrease (increase) in accounts receivable               (97)            -         (2,147)
    Decrease (increase) in inventory                       1,035             -         (9,866)
    Decrease (increase) in prepaid expenses                 (500)            -           (500)
    Decrease (increase) in deposits                            -             -            (10)
                                                    ------------- ------------- --------------

      Net Cash Used By Operating Activities               (9,877)      (18,919)       (53,166)
                                                    ------------- ------------- --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of office equipment                                -        (1,593)        (1,593)
                                                    ------------- ------------- --------------

      Net Cash Used in Investing Activities                    -        (1,593)        (1,593)
                                                    ------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                            -        75,000         82,500
  Offering costs charged to capital                            -       (10,517)       (10,517)
  Decrease in deferred offering costs                          -         7,350              -
  Increased (decrease) in advances by shareholders           284          (606)           284
                                                    ------------- ------------- --------------

      Net Cash From Financing Activities                     284        71,227         72,267
                                                    ------------- ------------- --------------

Net Increase (Decrease)in Cash                            (9,593)       50,715         17,508

Cash, at Beginning of Period                              27,101            25              -
                                                    ------------- ------------- --------------

Cash at End of Period                               $     17,508  $     50,740  $      17,508
                                                    ============= ============= ==============
Supplemental Cash Flow Disclosures:

  Interest paid                                     $          -  $          -  $           -
                                                    ============= ============= ==============
  Income taxes paid                                 $          -  $          -  $           -
                                                    ============= ============= ==============



          See accompanying notes to financial statements

                                  KUBLA KHAN, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and June 30, 2001 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                    FORWARD-LOOKING STATEMENTS

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, and plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.

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

Financial Condition

     Since inception we have operated at a loss with a loss of $10,527 in our first half of 2002. Up through our second quarter of 2001, our losses were a result of expenses associated with finding product sources and retail clients, rent and service expenses, as well as professional fees. During our third quarter of 2001, we began incurring expenses associated with purchase of inventory as a result of commencement of operations. We have realized only minimal revenues and have conducted limited operations since our inception; we are therefore considered a development stage company.

    We had $30,975 in assets at June 30, 2002: $17,508 in cash (the balance of the proceeds from our offering which closed on May 4, 2001 with maximum offering proceeds of $75,000); inventory of $9,866 consisting mainly of leather jackets; accounts receivable of $2,147; office equipment of $944 (net after depreciation of $649) and prepaid expenses of $500. As of June 30, 2002, our liabilities of $444 were comprised of professional fees payable in the amount of $160 and an amount totaling $284 advanced to Kubla Khan Inc. by our president in payment of certain expenses.

     Prior to the completion of our offering, we expensed services performed by Bill Roberts, our president, and rent on space provided by Bill Roberts. Mr. Roberts was not and will not be repaid and this has been reflected on our books as a contribution to capital. Services were performed at a rate of $15.00 per hour and the office space was prorated at a value of $ 250 per quarter due to its limited use during the initial stages of operations. We commenced paying Mr. Roberts $500 per month for the use of office space upon the completion of our offering and continued to do so during the second quarter of 2002. No salaries or compensation have been paid by us since June 30, 2001 at which time the maximum allowable salaries to be paid out of offering proceeds of $10,000 had been reached.

     Since inception, management has actively initiated contacts and developed relationships with various entities which purchase factory overstocks and overruns from manufacturers and distressed merchandise from retailers at a discount; management has also made every effort to resell the same to various resellers in Utah. We have never had a profitable quarter since the commencement of actual operations during the third quarter of 2001. During the first half of 2002, sales were only $1,287 and cost of goods sold was $983 resulting in a gross profit margin of approximately 24%. Since the commencement of actual operations our sales have totaled $6,373 with cost of goods sold totaling $4,873 resulting in a gross profit margin of approximately 24%. This is not indicative of a positive cash flow situation since we operated at a net loss of $7,132, $3,971, $6,013 and $4,514 for the third and fourth quarters of 2001 and the first and second quarters of 2002, respectively. Unless we are able to gear up our operations significantly, the 24% gross profit margin experienced during our first four quarters of operations is not sufficient to cover the other costs and expenses incurred by the Company. Nor will it be sufficient to provide us with the ability to purchase sufficient merchandise to increase our cash flows. It will be difficult to increase our sales volume sufficiently to achieve a profit in the coming year. Although better than average prices on wholesale goods are available to us, we do not have sufficient cash resources to take advantage of these lower prices. Our lack of cash flows has dictated that we make inventory purchases based on pre-sales, which is difficult to achieve in a cautious economy.

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

     During the next 12 months, our only foreseeable cash requirements will relate to overhead items. We have approximately $17,500 in cash available to us for the next 12 months. We can expect minimum day to day operating expenses during the next year of approximately $15,000 including rent of $6,000, $2,000 in travel expenses related to locating inventory and customers, $1,200 in telephone expenses, and storage expenses of $1,236; in addition, we will require approximately $5,000 for legal and accounting necessary to maintain compliance with our reporting obligations under the Exchange Act. We believe the funds available to us will be sufficient to conduct operations as well as pursue our business purpose so long as we minimize our inventory purchases as indicated above and are able to liquidate our present inventory. We will be dependent on cash flow generated from the sale of our current inventory to continue implementing our business plan through the purchase and sale of additional inventory. Management will use every effort to minimize expenses and has no plans for additional employees until or unless warranted due to business needs.

     If we cannot increase our limited revenues in the next twelve months, we could be forced to discontinue operations unless we are able to raise additional capital. It may be difficult to secure additional financing. We may be able to attract some private investors, or our officers and directors may be willing to make additional cash contributions, advancements or loans. However, there are no agreements with our officers and directors obligating them to make additional cash contributions. We could also attempt some form of debt or equity financing. There is no guarantee that any of the foregoing methods of financing would be successful.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES

        We have not issued any unregistered securities during the three months ended June 30, 2002.

      The following information is provided in accordance with Rule 701(f) regarding Use of Proceeds of a registration in effect during the quarter being reported on:

      On March 28, 2001, our registration statement filed on Form SB-2 was declared effective; to which the Securities and Exchange Commission assigned the file number 333-46114. Pursuant to the registration statement, we registered a maximum of 75,000 shares of common stock for sale to the public through our President, Mr. William Roberts, in a self-underwritten offering. No selling shareholders participated in the offering which commenced on March 29, 2001, and closed on May 4, 2001 with maximum proceeds. The offering price was $1.00 per share.

     Between March 29, 2001 (commencement of offering) and June 30, 2002 we incurred approximately $10,517 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

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

     The net offering proceeds available to us after deducting expenses of the offering were $64,483. As of June 30, 2002, we had used the actual net offering proceeds in the following manner:

     .  Merchandise Inventory........................$ 9,866
     .  Storage Unit.................................$ 1,147
     .  Rent(1)......................................$ 7,500
     .  Working Capital (including travel)(2)........$26,204
     .  Salaries(3)..................................$10,396
     .  Office equipment.............................$ 1,593
                                                     -------
        Total net proceeds expended at June 30,2002..$55,113 (4)
                                                     ========

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

ITEM 6. EXHIBITS AND REPORTS AN FORM 8-K

        (a) Exhibits.

         3.1.1   Articles of Incorporation *
         3.1.2   Amendment to Articles of Incorporation*
         3.2     By-laws*

* Filed with the Securities and Exchange Commission on September 19, 2000 as part of the Company's initial Registration Statement on Form SB-2.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2002.



                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KUBLA KHAN, INC.
                                    [Registrant]


Dated: August 14, 2001           BY: /s/ William S. Roberts
                                    _________________________________________
                                    President and Principal Financial Officer

           CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report of Kubla Khan, Inc.(the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, William S. Roberts, President and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      /s/ William S. Roberts
                                     _____________________________
                                     William S. Roberts, President
                                     and Chief Executive Officer
                                     Date: August 14, 2002

             CERTIFICATION OF CHIEF FINANCIAL OFFICER
                PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report of Kubla Khan, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, William S. Robert, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
                                   /s/ William S. Roberts
                                   __________________________________
                                   William S. Roberts
                                   Chief Financial Officer
                                   Date: August 14, 2002