Form 10QSB
period 2002-09-30
KUBLA KHAN INC
filed 2002-11-15
CIK 1123440

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Ended:     SEPTEMBER 30, 2002

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


                          (801) 567-0111, Ext. 315
       ---------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ X] No [ ]
(2) Yes [X]    No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, Par Value $0.001                 111,744
  -----------------------------------  ---------------------------------
           Title of Class              Number of Shares Outstanding as of
                                              November 11, 2002

                  PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                       FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2002
                           (UNAUDITED)


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

                        KUBLA KHAN, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                                 September 30,  December 31,
                                                    2002           2001
                                                ------------- -------------
                                                 (Unaudited)     (Audited)
                          ASSETS

CURRENT ASSETS:
   Cash in bank                                 $     12,316  $     27,101
   Accounts Receivable                                 2,189         2,050
   Inventory                                           9,829        10,901
   Prepaid Expenses                                      500             -
   Deposits                                               10            10
                                                ------------- -------------

        Total Current Assets                          24,844        40,062
                                                ------------- -------------
FIXED ASSETS:
   Computer                                            1,593         1,593
   Less accumulated depreciation                        (826)         (354)
                                                ------------- -------------

       Total Fixed Assets                                767         1,239
                                                ------------- -------------

        TOTAL ASSETS                            $     25,611  $     41,301
                                                ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Payroll tax payable                        $           -          243
                                                ------------- -------------

        Total Current Liabilities                           -          243
                                                ------------- -------------

SHAREHOLDERS' EQUITY
   Common Stock, $0.001 par value
     authorized 50,000,000 shares; 111,744
     shares issued and outstanding                       112           112
   Paid in Capital                                    75,814        75,814
   Accumulated deficit                               (50,315)      (34,868)
                                                ------------- -------------

        Total Stockholders' Equity                    25,611        41,058
                                                ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     25,611  $     41,301
                                                ============= =============


See accompanying notes to financials statements.




                                 KUBLA KHAN, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                            Period from
                                 For the Three  For the Three  For the Nine   For the Nine  Inception
                                 Months Ended   Months Ended   Months Ended   Months Ended  (March 28,2000)
                                 September 30,  September 30,  September 30,  September 30, to Sept 30,
                                 2002           2001           2002           2001          2002
                                 -------------- -------------- -------------- ------------- ---------------
REVENUES                         $          42  $      3,178   $      1,329   $      3,178  $        6,415

COST OF GOODS SOLD                         (36)       (2,479)        (1,019)        (2,479)         (4,909)
                                 -------------- -------------- -------------- ------------- ---------------

GROSS PROFIT                                 6           699            310            699           1,506
                                 -------------- -------------- -------------- ------------- ---------------

COSTS AND EXPENSES:
   General administrative                2,996         3,099          8,775         18,875          33,166
   Travel and entertainment              1,249         3,687          4,068          6,016          11,814
   Professional fees                       680         1,045          2,914          1,896           5,840
   Organizational expenses                   -             -              -              -           1,000
                                 -------------- -------------- -------------- ------------- ---------------

      Total Expenses                     4,925         7,831         15,757         26,787          51,820
                                 -------------- -------------- -------------- ------------- ---------------

NET LOSS                         $      (4,919) $     (7,132)  $    (15,447)  $    (26,088) $      (50,314)
                                 ============== ============== ============== ============= ===============

Net loss per share,
  basic and diluted               $     (0.044) $     (0.064)  $     (0.138)         (0.24)
                                 ============== ============== ============== =============
Weighted average shares
  outstanding                          111,744       111,744        111,744        111,744
                                 ============== ============== =============== ============















See accompanying notes to financial statements


                                 KUBLA KHAN, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Period from
                                                    For the Nine   For the Nine  Inception
                                                    Months Ended   Months Ended  (March 28,2000)
                                                    September 30,  September 30, to Sept 30,
                                                    2002           2001          2001
                                                    -------------  ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $    (15,447)  $    (26,088) $     (50,314)
  Non-cash expenses:
   Depreciation                                              472            265            825
   Capital contribution of services
     and facilities by officers                                -          1,213          3,943
                                                    -------------  ------------- --------------
    Net cash used in operations                          (14,975)       (24,610)       (45,546)

  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                 (243)        (1,265)             -
    Decrease (increase) in accounts receivable              (139)        (2,950)        (2,189)
    Decrease (increase) in Inventory                       1,072        (13,009)        (9,829)
    Decrease (increase) in prepaid expenses                 (500)             -           (500)
    Decrease (increase) in deposits                            -            (10)           (10)
    Decrease (increase) in petty cash                          -           (265)             -
                                                    -------------  ------------- --------------

      Net Cash (Used) By Operating Activities            (14,785)       (42,109)       (58,074)
                                                    ------------- -------------- --------------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of office equipment                                -         (1,593)        (1,593)
                                                    ------------- -------------- --------------

      Net Cash Used in Investing Activities                    -         (1,593)        (1,593)
                                                    ------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                            -         75,000         82,500
  Offering costs charged to capital                            -        (10,517)       (10,517)
  Decrease in deferred offering costs                          -          7,350              -
  Increased (decrease) in advances by shareholders             -           (606)             -
                                                    ------------- -------------- --------------

      Net Cash From Financing Activities                       -         71,227         71,983
                                                    ------------- -------------- --------------

Net Increase (Decrease) in Cash                          (14,785)        27,525         12,316

Cash, at Beginning of Period                              27,101             25              -
                                                    ------------- -------------- --------------

Cash at End of Period                               $     12,316   $     27,550  $      12,316
                                                    ============= ============== ==============
Supplemental Cash Flow Disclosures:
  Interest paid                                     $          -  $           -  $           -
  Income taxes paid                                 $          -  $           -  $           -


                  See accompanying notes to financial statements




                                  KUBLA KHAN, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and September 30, 2001 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

Financial Condition

     Since inception we have operated at a loss with a loss of $15,447 in our first three quarters of 2002. Up through our second quarter of 2001, our losses were a result of expenses associated with finding product sources and retail clients, rent and service expenses, as well as professional fees. During our third quarter of 2001, we began incurring expenses associated with purchase of inventory as a result of commencement of operations. We have realized only minimal revenues and have conducted limited operations since our inception; we are therefore considered a development stage company.

    We had $25,611 in assets at September 30, 2002: $12,316 in cash (the balance of the proceeds from our offering which closed on May 4, 2001 with maximum offering proceeds of $75,000); inventory of $9,829 consisting mainly of leather jackets; accounts receivable of $2,189; office equipment of $767 (net after depreciation of $826) and prepaid expenses of $500. As of September 30, 2002, we had no liabilities.

     Prior to the completion of our offering, we expensed services performed by Bill Roberts, our president, and rent on space provided by Bill Roberts. Mr Roberts was not and will not be repaid and this has been reflected on our books as a contribution to capital. Services were performed at a rate of $15.00 per hour and the office space was prorated at a value of $ 250 per quarter due to its limited use during the initial stages of operations. We commenced paying Mr. Roberts $500 per month for the use of office space upon the completion of our offering and continued to do so throughout the first three quarters of 2002. No salaries or compensation have been paid by us since June 30, 2001 at which time the maximum allowable salaries to be paid out of offering proceeds of $10,000 had been reached.

     Since inception, management has actively initiated contacts and developed relationships with various entities which purchase factory overstocks and overruns from manufacturers and distressed merchandise from retailers at a discount; management has also made every effort to resell the same to various resellers in Utah. We have never had a profitable quarter since the commencement of actual operations during the third quarter of 2001. During the first three quarters of 2002, sales were only $1,329 and cost of goods sold was $1,019 resulting in a gross profit margin of approximately 24%. Since the commencement of actual operations our sales have totaled $6,416 with cost of goods sold totaling $4,909 resulting in a gross profit margin of approximately 24%. This is not indicative of a positive cash flow situation since we operated at a net loss of $7,132, $3,971, $6,013, $4,515 and $4,919 for the third and fourth quarters of 2001 and the first, second and third quarters of 2002, respectively. Unless we are able to gear up our operations significantly, the 24% gross profit margin experienced during our first four quarters of operations is not sufficient to cover the other costs and expenses incurred by us. Nor will it be sufficient to provide us with the ability to purchase sufficient merchandise to increase our cash flows. It will be difficult to increase our sales volume sufficiently to achieve a profit in the coming year. Although better than average prices on wholesale goods are available to us, we do not have sufficient cash resources to take advantage of these lower prices. Our lack of cash flows has dictated that we make inventory purchases based on pre-sales, which is difficult to achieve in a cautious economy.

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

     During the next 12 months, our only foreseeable cash requirements will relate to overhead items. We have approximately $12,316 in cash available to us for the next 12 months. We can expect minimum day to day operating expenses during the next year of approximately $15,000 including rent of $6,000, $2,000 in travel expenses related to locating inventory and customers, $1,200 in telephone expenses, and storage expenses of $1,236; in addition, we will require approximately $5,000 for legal and accounting necessary to maintain compliance with our reporting obligations under the Exchange Act. Accordingly the funds available to us will not be sufficient to conduct operations as well as pursue our business purpose for the coming twelve months even though we minimize our inventory purchases as indicated above and are able to liquidate our present inventory. We will be dependent from cash flow generated from the sale of our current inventory to continue implementing our business plan through the purchase and sale of additional inventory. Management will use every effort to minimize expenses and has no plans for additional employees until or unless warranted due to business needs.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO/CFO has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of the evaluation, there were no significant changes in the our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES

        We have not issued any unregistered securities during the three months ended September 30, 2002.

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

     Between March 29, 2001 (commencement of offering) and September 30, 2002 we incurred approximately $10,517 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

     .    underwriting discounts and commissions................ -0-
     .    finders' fees......................................... -0-
     .    expenses paid to or for underwriters.................. -0-
     .    other expenses: prepaid offering expenses
          including legal, accounting and EDGAR fees............$ 9,283
     .    other offering expenses...............................$ 1,234
                                                                -------
                                 TOTAL OFFERING EXPENSES........$10,517

     All of these expenses were incurred to parties other than:
     .   our directors, officers, or general partners or their associates;
     .   persons owning 10% or more of any class of our equity securities; or
     .   our affiliates.

     The net offering proceeds available to us after deducting expenses of the offering were $64,483. As of September 30, 2002, we had used the actual net offering proceeds in the following manner:

     .  Merchandise Inventory........................$ 9,829
     .  Storage Unit.................................$ 1,462
     .  Rent(1)......................................$ 9,000
     .  Working Capital (including travel)(2)........$19,887
     .  Salaries(3)..................................$10,396
     .  Office equipment.............................$ 1,593
                                                     -------
        Total net proceeds expended at Sept 30,2002..$52,167 (4)
                                                     =======

     (1) Paid to Mr. William Roberts as agreed upon at a rate of $500 per month for use of his residence as our office

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

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS AN FORM 8-K

        (a) Exhibits.

         3.1.1   Articles of Incorporation *
         3.1.2   Amendment to Articles of Incorporation*
         3.2     By-laws*
         99.1 Written Statement of the Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

         99.2 Written Statement of the Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

* Filed with the Securities and Exchange Commission on September 19, 2000 as part of the our initial Registration Statement on Form SB-2.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2002.





                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KUBLA KHAN, INC.
                                    [Registrant]


Dated: November 13, 2002        BY: /s/ William S. Roberts
                                    _________________________________________
                                    President and Principal Financial Officer



                          CERTIFICATIONS

I, William S. Roberts, the Chief Executive Officer of Kubla Khan, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kubla Khan, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                            /s/ William S. Roberts
                            -------------------------------------------
                            William S. Roberts, Chief Executive Officer



                          CERTIFICATIONS

I, William S. Roberts, the Chief Financial Officer of Kubla Khan, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Industries International Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002
                              /s/ William S. Roberts
                              -------------------------------------------
                              William S. Roberts, Chief Financial Officer