Form 10KSB
period 2002-12-31
KUBLA KHAN INC
filed 2003-03-31
CIK 1123440

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2002

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

                    December 31, 2002 - $1,329
                _________________________________

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

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Not Applicable.

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 21, 2003 there were 111,744 shares of the issuer's common stock issued and outstanding.

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

                             PART III

Item 9.      Directors and executive officers; Compliance with
             Section 16(a)................................................18
Item 10.     Executive compensation.......................................20
Item 11.     Security ownership of certain beneficial owners
             and management...............................................21
Item 12.     Certain relationships and related transactions...............22
Item 13.     Exhibits and reports on Form 8-K.............................23
Item 14      Controls and Procedures......................................23
             Signatures...................................................24
             Certifications...............................................25

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

     We are a development stage company with limited operations and revenues.

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

     Distribution Methods of the Products or Services
     ------------------------------------------------

     In view of the fact that our funds are severely limited, we have made the decision to purchase inventory items only if and when we have a customer commitment to purchase those items. Essentially, when we have received a customer commitment for inventory items that we have located from suppliers, we will order the items, have them delivered to our office, and, upon receipt of the items, we will remit payment to the supplier(s). We will then repackage the order so we can keep the name of our supplier confidential and then personally deliver (if local) or ship the order. Although there are risks involved, we are open to consignment arrangements for financially sound customers.

     Status of any Publicly Announced New Product or Service
     -------------------------------------------------------

     There have been no publicly announced new products or services and none are currently planned.

     Competition
     -----------

     The market for discounted wholesale and retail merchandise is highly competitive and involves a high degree of risk and there is no assurance that we will ever be able to operate profitably. We are competing with larger, more experienced, and better-funded companies which have already developed relationships with manufacturers and wholesalers as well as potential end-users. Due to our lack of experience in the industry and minimal funding, it has been difficult for us to develop relationships with wholesalers and manufacturers as well as develop a market niche for any closeout goods we may purchase. We are competing with other "jobbers" in the purchase of distressed or overstocked merchandise at discounted prices. We are also competing with some of the wholesalers and manufacturers themselves who have established direct relationships with end-users. It is extremely difficult for us to compete, which makes it difficult to achieve profits. We believe that we will be able to compete successfully only if we succeed in purchasing inventory at 30%-50% off of normal wholesale costs and are able to successfully establish relationships with retailers and end-users. In the retail segment of our business, which has been non existent to this point, we will experience substantial competition with other entities such as Big Lots, All-a-Dollar and discount houses in the sale and marketing of merchandise all of which have greater name recognition and experience. We will not be able to directly compete with such entities but will either (a) sell our inventory to them; or
(b) direct retail sales efforts through flea markets, swap meets and expo marts.

     Sources and Availability of Products
     ------------------------------------

     The closeout, overrun and overstock industry is extremely unique since the availability of merchandise to us at very attractive prices has a short time window of opportunity. We are frequently shown such merchandise availability. However, those products are quickly sold to companies such as ours and are typically available only in large volume purchase requirements. In view of the fact that our financial resources are extremely limited, we are not in a position to "speculate" on such merchandise and thus we must decline some potentially profitable opportunities.

     Dependence on One or a Few Major Customers
     ------------------------------------------

     To date we have been able to establish only two customers. Despite our efforts to generate sales to other retailers, we have not to date been able to locate specific merchandise that is on the "want list" of retailers other than those two.

     Patents, Trademarks, Licenses, Franchises,
     Concessions, Royalty Agreements or Labor Contracts
     --------------------------------------------------

     There are no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts that have any direct or indirect effect on our business.

     Governmental Approval of Principal Products or Services
     -------------------------------------------------------

     No governmental approval of any of the products that we deal in or intend to deal in is required.

     Effects of Existing or Probable Governmental Regulations
     ---------------------------------------------------------

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

     Cost and Effect of Compliance with Environmental Laws
     ------------------------------------------------------

     There are no environmental laws that materially impact our business.

     Research and Development Expenses
     ---------------------------------

     We have not incurred any research and development expenses in the past, and we do not expect to incur any in the foreseeable future.

     Number of Employees
     -------------------

     We presently have no employees and no independent contractors. Our day to day operations are overseen by two of our officers: Bill Roberts and Kristine Ramsey.

     Possible Change of Business Direction
     -------------------------------------

     Although we intend to continue to vigorously pursue our business plan, if our current business operations continue to result in losses, we will look at several different alternatives including examining the possibility of acquiring an interest in a different business opportunity. Such acquisition of a business opportunity could be made by merger, exchange of stock, or otherwise. We have no source of capital, however, and, at the present time, we intend to continue to pursue our initial business purpose as described above and have not identified any other business opportunity that we plan to pursue. We do, however, remain open to other options and, should an opportunity present itself, we would likely investigate it thoroughly and proceed in a manner which we believe is in the best interests of our shareholders.


ITEM 2.  DESCRIPTION OF PROPERTY

       We maintain our executive offices of approximately 300 square feet in the residence of William S. Roberts. The annualized rent is $6,000. We believe that our facility is suitable as our executive offices and we have no present intentions to renovate or improve our facility or seek new facilities. Our facility is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

      We are not a party to any pending legal proceeding. Our property is not subject to any pending legal proceeding. To the best of our knowledge, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of Kubla Khan, Inc. or owner of record or beneficially of more than 5 percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

General
-------

     Our authorized capital stock consists of 50,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2002, we had 111,744 shares of common stock issued and outstanding.

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

Market Information
------------------

     As of December 31, 2002 there was no market for our common shares. On March 6, 2002, our common stock was accepted for quotation on the OTC Bulletin Board and was assigned the trading symbol KUKH. On March 20, 2002 the initial transaction on the OTCBB was 3,100 shares of our common stock at $1.125 per share which was the only transaction in our common stock to date. At March 21, 2003 there was no posted bid or offer on our common stock. Based on this information, management does not believe that an established market exists for our common stock.

Holders
-------

     The number of record holders of our common stock as of the date of this report is 100.

Dividends
---------

     We have not declared any cash dividends with respect to our common stock and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on its securities, except for any applicable requirements under Utah corporate law.

Recent Sales of Unregistered Securities
---------------------------------------

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

     The net offering proceeds to us after deducting expenses of the offering were $64,483. As of December 31, 2002, we had used the actual net offering proceeds in the following manner:

     .  Merchandise Inventory.......................$ 9,830
     .  Storage Unit................................$ 1,777
     .  Rent(1).....................................$10,000
     .  Working Capital (including travel)(2).......$21,749
     .  Salaries(3).................................$10,396
     .  Office equipment............................$ 1,593
                                                    -------

     TOTAL NET PROCEEDS EXPENDED at Dec. 31,2002....$55,345 (4)
                                                   ========

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

     (4)  The balance of the proceeds remains on deposit in our bank account.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Information
---------------------------

     This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Generally, the words "anticipates," "expects," "believes," "intends," "could," "may," and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties. We caution you that while we believe any forward-looking statements are reasonable and made in good faith, expectations almost always vary from actual results, and the differences between our expectations and actual results may be significant. The following discussion and analysis of our results of operations and our financial condition should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2002.

Uncertainties affecting our business
------------------------------------

     There is no assurance that we will ever be successful in our current business of acquiring factory overruns or overstock merchandise for resale at discount prices. Our lack of operating history as well as inexperience of management makes it difficult to evaluate the potential of a start-up company such as ours. We do not know whether we will ever be able to operate profitably in the business we have chosen to develop. So far we have had difficulty locating financially sound customers to sell merchandise to. Since September 11, 2001, the economy has shown signs of a downturn. World events have also contributed to an uncertain economy which has been both good and bad for us. Although we are seeing a more plentiful supply of closeout, overstock and overrun merchandise, retailers have been extremely cautious about ordering inventory due to softened public demand. During our last fiscal year, any potential benefits of an increase in available overstock merchandise have been far outweighed by our inability to attract retailers to our products. We presently have inventory acquired at very favorable costs but it has been hard to convince retailers to purchase this inventory for resale. Our inability to establish a strong customer base has dictated our decision to purchase inventory primarily only if it is pre-sold. Two main factors make this very difficult. First of all, when closeout merchandise is made available to us, it is generally gone within a day or two which is not enough time for us to pre-sell those items to retailers. The majority of retailers we have been in touch with do not make snap judgements in their purchasing process and typically take days or even weeks to make a decision.

     The other factor making success in this industry difficult to achieve is the fact that our decisions are made by a management team that has had no prior experience in the industry. We have realized losses in our second year of operations of $21,189 and with our limited financial resources we anticipate that we could possibly be out of liquid resources by year end unless we look at other alternatives. If management is made aware of any opportunities that we feel should be adopted, we will notify our shareholders and present any such proposal to our shareholders for their approval. In short, at this point in time management has less than an optimistic outlook in regards to our near term results.

Results of Operations
---------------------

     We have realized minimal gross revenues during 2002 of $1,329. Cost of goods associated with those revenues was $1,019 or 77%. Although our percentage of profit on the goods sold is encouraging, we have not achieved sufficient volume to make our revenues significant, nor have we experienced sufficient cash flows from operations to make a determination as to whether we can expect the same revenues in the future. During that same year our general and administrative expenses were $13,472, and, as a result, we have operated at a loss, and will continue to operate at a loss unless we see a significant increase in volume of our sales. We believe it will be difficult to increase our sales volume sufficiently to achieve a profit in the coming year. Although better than average prices on wholesale goods are available to us, we do not have sufficient cash flows to take advantage of these lower prices. Our lack of cash flows has dictated that we make inventory purchases based on pre-sales, which is difficult to achieve in a cautious economy. At the end of our fiscal year 2002, we had $20,068 in assets comprising nearly $10,000 in inventory, as well as just over $9,000 in cash.

Plan of Operation
-----------------

     Our plan of operation for the next 12 months is to vigorously pursue sources of bargain-priced closeout, overstock and overrun merchandise and retail outlets seeking such merchandise. We will minimize acquiring inventory on "speculation" and will focus primarily on matching buyers with what sellers have to offer. In this way we will focus on conserving our financial resources. We will also investigate other business opportunities if they become known to us and remain open to a change of business direction.

     During the next 12 months, our only foreseeable cash requirements will relate to overhead items. We have approximately $9,000 in cash available to us for our next fiscal year. We can expect minimum day to day operating expenses during the next year of approximately $8,500 including rent of $6,000, $1,200 in telephone expenses, and storage expenses of $1,236; in addition, we will require approximately $3,000 for legal and accounting necessary to maintain compliance with our reporting obligations under the Exchange Act. Accordingly, we believe the funds available to us will not be sufficient to conduct operations as well as pursue our business purpose for the coming year unless we realize sufficient net profits or unless we receive a sufficient infusion of debt or equity financing (of which there is no assurance).

ITEM 7.  FINANCIAL STATEMENTS.

     Our audited financial statements for December 31, 2002 begin on the next page.

                     Randy Simpson CPA, P.C.
                    11775 South Nicklaus Road
                        Sandy, Utah 84092
                    Fax & Phone (801) 572-3009


Board of Directors and Stockholders
Kubla Khan, Inc.
(A Development Stage Company)
Salt Lake City, UT

                   INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Kubla Khan, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, shareholder's equity and cash flows for the year ended December 31, 2002 and the periods from inception (March 28, 2000) through December 31, 2001 and December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Kubla Khan, Inc, as of December 31, 2002 and the results of its operations, shareholder's equity and cash flows for the year ended December 31, 2002 and the periods from inception (March 28, 2000) through December 31, 2001 and December 31, 2002, in conformity with generally accepted accounting principles.


/s/ Randy Simpson CPA PC

Randy Simpson, CPA, P.C.
A Professional Corporation
March 29, 2003
Sandy, Utah

                         Kubla Khan, Inc.
                  (A Development Stage Company)
                          BALANCE SHEET



                                                               December 31,
                                                                   2002
                                                              -------------
                              ASSETS

Current Assets
  Cash                                                        $      9,138
  Accounts Receivable                                                    -
  Inventory                                                          9,830
  Deposits                                                              10
  Prepaid Expenses                                                     500
                                                              -------------

    Total current assets                                            19,478

Property & Equipment- Net of Depreciation of $1003                     590
                                                              -------------
    Total Assets                                              $     20,068
                                                              =============




               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $        199
                                                              -------------
    Total current liabilities                                          199

Stockholders' equity:
  Common Stock, $.001 par value, authorized 50,000,000
    shares; 111,744  shares issued and outstanding                     112
  Paid in Capital                                                   75,814
  Accumulated deficit                                              (56,057)
                                                              -------------
    Total Stockholders' Equity                                      19,869
                                                              -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     20,068
                                                              -------------








         See accompanying notes to financial statements.

                         Kubla Khan, Inc.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS



                                                                  Period from
                                                                  Inception
                                         Year          Year       (March 28,
                                         Ended         Ended      2000) to
                                      December 31,  December 31,  December 31,
                                          2002         2001       2002
                                     ------------- ------------- -------------

Sales                                $      1,329  $      5,086  $      6,415

Cost of Sales                               1,019         3,890         4,909
                                     ------------- ------------- -------------

Gross Profit                                  310         1,196         1,506

Costs and Expenses:
  General administrative                   13,472        21,967        38,299
  Travel expenses                           4,660         6,796        12,406
  Professional fees                         3,367         2,491         5,858
  Organizational expenses                       -             -         1,000
                                     ------------- ------------- -------------
      Total expenses                       21,499        31,254        57,563

      Net loss                            (21,189)      (30,058)      (56,057)

Income Tax Provision:
  Income Tax Benefit -
    loss carryforward                      (4,000)       (5,000)       (9,000)
  Income tax benefit - reversal -
    allowance for carryforward              4,000         5,000         9,000
                                     ------------- ------------- -------------
      Total income tax expense
       (benefit)                                -             -             -
                                     ------------- ------------- -------------

Net loss                             $    (21,189) $    (30,058) $    (56,057)
                                     ============= ============= =============
Net loss per share
(Basic and Fully Diluted)            $      (0.19) $      (0.35)
                                     ============= =============
Weighted Average Shares
 Common Stock Outstanding                 111,744        86,265
                                     ============= =============








         See accompanying notes to financial statements.


                               Kubla Khan, Inc.
                        (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Period from Inception (March 28, 2000) through
                         Year Ended December 31, 2002

                                         Common      Additional                Total
                                       Stock $.001   Paid in    Accumulated  Shareholders'
                            Shares      Par Value    Capital      Deficit      Equity
                          ----------- ------------ ------------ ------------ ------------
Beginning Balance                  -  $         -  $         -  $         -  $         -

Issuance of 36,744 shares
 of common stock for
 $7,500 cash                  36,744           37        7,463            -        7,500

Capital contribution
 of services of $1,980
 and facilities of $750            -            -        2,730            -        2,730

Net loss for the period
 from inception -
 (March 28, 2000) to
 December 31, 2000                 -            -            -       (4,810)      (4,810)

Capital contribution
 of services of $660
 and facilities of $553            -            -        1,213            -        1,213

Issuance of 75,000 shares
 of common stock for
 $75,000 cash, net of
 offering costs of $10,517    75,000           75       64,408            -       64,483

Net loss for the year
 ended December 31, 2001           -            -            -      (30,058)     (30,058)

Net loss for the year
 ended December 31, 2002           -            -            -      (21,189)     (21,189)
                          ----------- ------------ ------------ ------------ ------------
Balances -
   December 31, 2002         111,744  $       112  $    75,814  $   (56,057) $    19,869
                          =========== ============ ============ ============ ============














               See accompanying notes to financial statements.






                               Kubla Khan, Inc.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS


                                                                           Period from
                                                                            Inception
                                                   Year         Year       (March 28,
                                                   Ended        Ended        2000) to
                                                December 31,  December 31,  December 31,
                                                    2002         2001          2002
                                               ------------- ------------- -------------
Cash Flows provided by Operating Activities:
  Net loss                                     $    (21,189) $    (34,868) $    (56,057)
  Non-cash expenses:
   Capital contribution of services and
     facilities by stockholder                            -         3,943         3,943
   Depreciation                                         649           354         1,003
                                               ------------- ------------- -------------
   Net cash provided by operating activities        (20,540)      (30,571)      (51,111)


Changes in operating assets and liabilities:
  Increase in accounts receivable                     2,050        (2,050)            -
  Increase in inventory                               1,071       (10,901)       (9,830)
  Increase in deposits                                    -           (10)          (10)
  Decrease in prepaid expenses                         (500)            -          (500)
  Increase (decrease) in accounts payable               (44)          243           199
                                               ------------- ------------- -------------
  Net cash used by operations                       (17,963)      (43,289)      (61,252)


Cash Flows used in Investing Activities:
  Purchase of office equipment                            -        (1,593)       (1,593)
                                               ------------- ------------- -------------
  Net cash used in investing activities                   -        (1,593)       (1,593)


Cash Flows from Financing Activities:
  Issuance of common stock for cash                       -        82,500        82,500
  Offering costs charged to capital                       -       (10,517)      (10,517)
                                               ------------- ------------- -------------
  Net cash  from  financing activities                    -        71,983        71,983
                                               ------------- ------------- -------------

Net increase in cash                                (17,963)       28,694         9,138

Cash, at Beginning of Period                         27,101             -             -
                                               ------------- ------------- -------------

Cash, at End of Period                         $      9,138  $     28,694  $      9,138
                                               ============= ============= =============
Supplemental Cash Flow Disclosures:
  Interest paid                                $          -  $          -  $          -
  Income taxes paid                            $          -  $          -  $          -


               See accompanying notes to financial statements.



                         Kubla Khan, Inc.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2002

Note 1 - Nature of business and summary of significant accounting policies
--------------------------------------------------------------------------

Nature of business - Kubla Khan, Inc. was incorporated on March 28, 2000, in the state of Utah. Prior to 2001, the Company had not conducted any operations and had incurred only expenses for travel for the review of various business opportunities and marketing strategies. Accordingly, the Company prepared its financial statements in compliance with the requirements for development stage companies.

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

Property and equipment consists of the following at December 31, 2002:

                  Computer Equipment                $  1,593
                  Accumulated Depreciation            (1,003)
                                                    ---------
                  Net Property and Equipment        $    590
                                                    =========


Income taxes - The Company has not provided for deferred tax assets or liabilities because it has a tax loss carryforward of approximately $56,000 at December 31, 2002 available to offset future profits for the next 20 years. No tax benefit for the loss carryforward has been established due to the Company's lack of operating history and its ability to demonstrate that it can realize a profit from future operations.

                         Kubla Khan, Inc.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2002


Note 1-Nature of business and summary of significant accounting policies(Cont)
------------------------------------------------------------------------------

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


Note 2- Common Stock / Deferred Offering Costs
----------------------------------------------

During 2000, the Company issued 36,744 shares of its common stock to four individuals for $7,500 cash. In May 2001 the Company completed an initial public offering (IPO) of 75,000 shares of its common stock at $1.00 per share. Costs related to the IPO consisting of legal and accounting costs as well as filing fees were deferred and included in other assets at December 31, 2001. Such costs were charged as a reduction to paid in capital upon successful completion of the IPO in 2001.


Note 3 -  Related Party Transactions
------------------------------------

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

                                                    Date of
                        Positions                 Election or
Name                      Held         Age        Designation
----                    ----------    ----        -----------

William S. Roberts      President      62           03/28/00
Wallace s. Pidcock      Vice Pres.     51           03/28/00
Kristine D. Ramsey      Sec., Treas.   35           03/28/00


Business Experience
--------------------

      WILLIAM S. ROBERTS serves as our President and Chairman of The Board of Directors. From July 1999 through June 2000, Mr. Roberts was a national account manager for Amembal Capital Corporation, an equipment leasing company. From October 1998 to July 1999 he was a self-employed business consultant. From January 1998 until September 1998, he was an area sales manager for Data Transmission Network, a satellite information systems company. Also since 1998, he has been the Secretary/Treasurer and a director of Industries International Incorporated, a company involved in the seeking of properties for golf course development. From 1994 until 1996, he was president of AAOGI Investment Corp., an NASD member securities firm which was subsequently sold. Since 1992 he has also been self-employed as a business consultant to companies entering the public arena. From 1980 until 1992, he was employed by a number of stock brokerage firms in Salt Lake City, Utah. From 1972 until 1979 he was vice-president, Financial Principal, and Chief Financial Officer of two stock brokerages in Salt Lake City. Over 20 years ago, Bill signed a consent decree with the US Securities and Exchange Commission in regards to an SEC investigation of Le Barron Securities, Inc. without admitting or denying guilt. Bill was vice-president and Financial Principal of Le Barron Securities, Inc. The penalties imposed under this decree were spread over an 8-month period of time. For the first four months, Bill was suspended from being associated in the securities industry. For the following four months, Bill was allowed to be involved in the securities industries as a Registered Representative but barred from being a Registered Principal. At the end of the eight months, Bill was allowed to resume full involvement in the securities industries.

      WALLACE PIDCOCK, our vice-president and Director. Since July 2001 he has been Operations Manager for Wackenhut Security Services, Inc. in Las Vegas, Nevada. From 1993 through June 2001 he was Director of Security for Smith Food and Drug Store in the Las Vegas, NV area. From 1989-1993 he was a Security Investigator and was employed in celebrity protection for the Desert Inn and Casino. From 1986-1989 he was employed as a Private Investigator. From 1973 to 1986, Wallace worked for Southern Pacific Railroad as a brakeman.

      KRISTINE D. RAMSEY serves as our Secretary, Treasurer and Director. From 1996-1998, Kristine acted as a merchandiser with both Maybelline and Revlon involved in merchandise resets which included restocking and display. From 1998 to June of 2001 she was employed with Chipsea Nursery as a merchandiser. From August 2000 to June 2001 she was merchandising flowers on a part time basis as a merchandise representative. Since June 2001 she has been employed as a representative for Retail Merchandising Services doing merchandise resets in Target Stores.

Significant Employees
---------------------

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

Family Relationships
--------------------

     Wallace Pidcock, our vice-president and Director, is the uncle of Kristine D. Ramsey, our Secretary, Treasurer and Director.

Involvement in Other Public Companies
-------------------------------------

     None of our board members serve as board members of any other public companies except William Roberts who, during the calendar year 2002, was Secretary/Treasurer and a director of Industries International, Inc., a Nevada public corporation.

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

Cash Compensation
-----------------

     The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated (past three years):

                    SUMMARY COMPENSATION TABLE

                            Annual            Long Term Compensation
                        --------------------- ------------------------------
                        Annual Compensation   Awards                 Payouts
                        --------------------- ---------------------- -------
(a)          (b)       (c)     (d)   (e)      (f)           (g)      (h)    (i)
                                                            Secur-
                                      Other                 ities           All
Name and     Year or                  Annual   Rest-        Under-   LTIP   Other
Principal    Period    Salary  Bonus  Compen-  ricted       lying    Pay-   Compen-
Position     Ended     ($)     ($)    sation   Stock        Options  outs   sation
-----------------------------------------------------------------------------------
W.S. Roberts
President/
Director     2002    $    -      -       -        -             -      -       -
             2001    $5,198      -       -        -             -      -       -

K. Ramsey
Sec./Treas/
Director     2002    $    -      -       -        -             -      -       -
             2001    $5,198      -       -        -             -      -       -


     Except as stated above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the fiscal years ended December 31, 2002 and 2001. Further, no member of management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

     There are no plans whereby we would issue any of our securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise.

Compensation of Directors
-------------------------

     We have no arrangement for compensating our directors.

Employment Contracts and Termination of Employment
and Change-in-Control Arrangements
-------------------------------------------------

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

Bonuses and Deferred Compensation
---------------------------------

     None.

Compensation Pursuant to Plans
------------------------------

     None.

Pension Table

     None; not applicable.

Other Compensation
------------------

     None.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------

     The following table sets forth the beneficial ownership of those persons who are known to be the beneficial owners of more than 5 percent of our common stock as of date of this report. Each of these persons has sole investment and sole voting power over the shares indicated.


                                       Number                  Percent
Name and Address             of Shares Beneficially Owned      of Class
-----------------            ----------------------------      --------

William S. Roberts                     11,023                     9.86%
6990 So. Park Centre Dr.
Suite 315
Salt Lake City, UT 84121

Kristine D. Ramsey                     12,860                    11.50%
6861 So. Virginia Hills Drive
Salt Lake City, UT 84121

Jay Terrell
1241 Major Street
Salt Lake City, UT 84111               11,024                     9.86%

Security Ownership of Management
--------------------------------

     The following table sets forth the share holdings of our directors and executive officers as of date of this report. Each of these persons has sole investment and sole voting power over the shares indicated.


                                      Number               Percent
Name and Address           of Shares Beneficially Owned    of Class
----------------           ----------------------------    --------

William S. Roberts                    11,023                9.86%
6990 So. Park Centre Dr.
Suite 315
Salt Lake City, UT 84121

Wallace S. Pidcock                     1,837                1.64%
401 Huntly Drive
Las Vegas, NV 89128

Kristine D. Ramsey                    12,860               11.50%
6861 So. Virginia Hills Drive
Salt Lake City, UT 84121

All directors and
executive officers
as a group (3)                        25,720               23.01%


Changes in Control
------------------

      There are no present arrangements or pledges of our securities which may result in a change in our control.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Directors, Executive
Officers, 5% Security Holders and Others
----------------------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which our company or any of our subsidiaries, was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to own of record or beneficially more than 5 percent of our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents
-------

     None

Transactions with Promoters
---------------------------

     Our only promoters are our officers and directors. There have been no material transactions with these individuals other than William Roberts and Kristine Ramsey receive $15.00 per hour in compensation for any services performed in pursuing our business plan (aggregating none during 2002, $5,198 each during 2001 and none in 2000). In addition, Mr. Roberts receives $500 per month for use of his home as our office. In each of these instances management believes that the same are competitive or less than what we would pay a nonrelated party for services/rent.

     Three of our officers/directors, as well as one individual who is not an officer or director, purchased stock at inception; 36,744 common shares were purchased by the four founding shareholders for $7,500.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits
--------

   Exhibit
   Number            Description
  ---------          ------------


     3.1.1          Articles of Incorporation *
     3.1.2          Amendment to Articles of Incorporation*
     3.2            By-laws*
    99.1            Section 1350 certification **
    99.2            Section 1350 certification**

* Filed with the Securities and Exchange Commission on September 19, 2000 as part our initial Registration Statement on Form SB-2.

** Filed herewith

        (b) Reports on Form 8-K

        During the our fourth quarter, we filed no reports on Form 8-K.


ITEM 14: CONTROLS AND PROCEDURES

      During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On March 21, 2003, our principal executive and financial officer, Bill Roberts, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures.

     Also, Mr. Roberts did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KUBLA KHAN INC.

Date: March 31, 2003

                                      By  /s/ William S. Roberts
                                      --------------------------------
                                      William S. Roberts
                                      President, Chief Financial
                                      Officer, Chief Accounting
                                      Officer & Chief Executive
                                      Officer



     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


Date:  March 31, 2003
                                    /s/ Kristine D. Ramsey
                                    ---------------------------------
                                    Kristine Ramsey
                                    Director


Date: March 31, 2003                /s/ William S. Roberts
                                    ---------------------------------
                                    William S. Roberts
                                    Director

                          CERTIFICATIONS

I, William S. Roberts, the Chief Executive Officer of Kubla Khan, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Kubla Khan, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

 5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: March 31, 2003
                          /s/ William S. Roberts
                          -------------------------------------------
                          William S. Roberts, Chief Executive Officer

                          CERTIFICATIONS

I, William S. Roberts, the Chief Financial Officer of Kubla Khan, Inc. certify that:

 1. I have reviewed this annual report on Form 10-KSB of Industries International Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: March 31, 2003      /s/ William S. Roberts
                          -----------------------------------------
                          William S. Roberts, Chief Financial Officer