Form 10QSB
period 2003-03-31
KUBLA KHAN INC
filed 2003-05-23
CIK 1123440

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Ended:     March 31, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, Par Value $0.001                     111,744
  -----------------------------------  ---------------------------------
           Title of Class              Number of Shares Outstanding as of
                                                   March 31, 2003

                  PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            FINANCIAL STATEMENTS
                                MARCH 31, 2003
                                 (UNAUDITED)


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

                         KUBLA KHAN, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS


                                                  March 31,    December 31,
                                                    2003           2002
                                                ------------- -------------
                                                 (Unaudited)
                          ASSETS

CURRENT ASSETS:
   Cash                                         $       6,406  $      9,138
   Accounts Receivable                                      -             -
   Inventory                                            9,521         9,830
   Deposits                                                10            10
   Prepaid Expenses                                         -           500
                                                ------------- -------------
        Total Current Assets                           15,937        19,478

PROPERTY & EQUIPMENT-NET OF DEPRECIATION OF
$1,179 AND $1,003 RESPECTIVELY                            414           590
                                                ------------- -------------

        TOTAL ASSETS                            $      16,351   $    20,068
                                                ============= =============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                             $           -   $       199
                                                ------------- -------------

         Total Current Liabilities                          -           199

Shareholders' equity
   Common Stock, $0.001 par value
    authorized 50,000,000 shares;
    111,744 shares issued and outstanding                 112           112
   Paid in Capital                                     75,814        75,814
   Accumulated deficit                                (59,575)      (56,057)
                                                ------------- -------------

         Total Stockholders' Equity                    16,351        19,869
                                                ------------- -------------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                   $      16,351  $     20,068
                                                ============= =============










         See accompanying notes to financial statements.

                         KUBLA KHAN, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                               Period From
                                 For the Three  For the Three  Inception
                                 Months Ended   Months Ended  (March 28, 2000)
                                 March 31,      March 31,      to March 31
                                 2003           2002           2003
                                 -------------- -------------- --------------

SALES                            $         390  $         870          6,805

COST OF SALES                              309            702          5,218
                                 -------------- -------------- --------------
GROSS PROFIT                                81            168          1,587

COSTS AND EXPENSES:
   General and administrative            2,581          2,618         40,880
   Travel and entertainment                718          1,167         13,124
   Professional Fees                       300          2,396          6,158
   Organizational expenses                   -              -          1,000
                                 -------------- -------------- --------------

      Total Expenses                     3,599          6,181         61,162
                                 -------------- -------------- --------------

NET LOSS                         $      (3,518) $      (6,013) $     (59,575)
                                 ============== ============== ==============
Net loss per share,
  basic and diluted              $       (0.03) $       (0.05)
                                 ============== ==============
Weighted average shares
 outstanding                           111,744        111,744
                                 ============== ==============












          See accompanying notes to financial statements









                                 KUBLA KHAN, INC.
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                              Period from
                                                 For the Three  For the Three Inception
                                                 Months Ended   Months Ended  (March 28, 2000)
                                                 March 31,      March 31,     to March 31,
                                                 2003           2002          2003
                                                 -------------  ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                       $     (3,518)  $     (6,013) $     (59,575)
  Non-cash expenses:
   Depreciation                                           176            133          1,179
   Capital contribution of services
     and facilities by officers                             -              -          3,943
                                                 -------------  ------------- --------------
   Net Cash Used In Operations                         (3,342)        (5,880)       (54,453)

  Changes in operating assets and liabilities:
   Increase (Decrease) in accounts payable               (199)         2,051              -
   Increase (Decrease) in payroll taxes payable             -            (83)             -
   Decrease (Increase) in accounts receivable               -            200              -
   Decrease (Increase) in inventory                       309            701         (9,521)
   Decrease (Increase) in deposits                          -               -           (10)
   Decrease (Increase) in prepaid expenses                500           (697)             -
                                                 -------------  ------------- --------------

   Net Cash Used By Operating Activities               (2,732)        (3,708)       (63,984)
                                                 -------------  ------------- --------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of office equipment                              -              -         (1,593)
                                                 -------------  ------------- --------------

   Net Cash Used In Investing Activities                    -              -         (1,593)
                                                 -------------  ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                         -              -         82,500
  Offering costs charged to capital                         -              -        (10,517)
  Deferred offering costs                                   -              -              -
  Advances by shareholders                                  -              -              -
                                                 -------------  ------------- --------------

    Net Cash Provided By Financing Activities               -              -         71,983
                                                 -------------  ------------- --------------

Net Increase (Decrease) in Cash                        (2,732)        (3,708)        6,406

Cash, at Beginning of Period                            9,138         27,101              -
                                                 -------------  ------------- --------------

Cash at End of Period                            $      6,406   $     23,393  $       6,406
                                                 =============  ============= ==============
Supplemental Cash Flow Disclosures:
  Interest paid                                  $          -   $          -  $           -
  Income taxes paid                              $          -   $          -  $           -


                  See accompanying notes to financial statements

                                         5

                          Kubla Khan, Inc.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS
                           March 31, 2003

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

Property and equipment consists of the following at March 31, 2003:

                  Computer Equipment                $  1,593
                  Accumulated Depreciation            (1,179)
                                                    ---------
                  Net Property and Equipment        $    414
                                                    =========


Income taxes - The Company has not provided for deferred tax assets or liabilities because it has a tax loss carryforward of approximately $59,000 at March 31, 2003 available to offset future profits for the next 20 years. No tax benefit for the loss carryforward has been established due to the Company's lack of operating history and its ability to demonstrate that it can realize a profit from future operations.

                          Kubla Khan, Inc.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS
                           March 31, 2003


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


Note 2 - Common Stock/Deferred Offering Costs
----------------------------------------------

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


Note 3 -  Related Party Transactions
------------------------------------

Prior to completion of the Company's 2001 IPO, the officers of the Company had paid their own travel costs. The Company, without interest, later reimbursed such amounts, included in Advances from Officers/Stockholder at December 31, 2000.

The Company's president provided 176 hours of service valued at $15 per hour to the formation and initial marketing efforts of the Company and provided office facilities valued at $1,303 for use by the Company. Both the services and facilities use have been reflected as a capital contribution by the president.

The Company currently rents its office space from the president on month-to-month basis for $500 per month. Effective April 1, 2003, the president has agreed to donate the use of his residence as the corporate office of the Company. This will be reflected as a capital contribution by the president.

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

Financial Condition

     Since inception the we have operated at a loss with a net loss of $3,518 in our first quarter of 2003. Up through our second quarter of 2001, our losses were a result of expenses associated with finding product sources and retail clients, rent and service expenses, as well as professional fees. During our third quarter of 2001, we began incurring expenses associated with purchase of inventory as a result of commencement of operations. We have realized only minimal revenues and have conducted limited operations since our inception; we are therefore considered a development stage company.

    We had $16,351 in assets at March 31, 2003: $6,406 in cash (the balance of the proceeds from our offering which closed on May 4, 2001 with maximum offering proceeds of $75,000); inventory of $9,521 consisting mainly of leather jackets, and office equipment of $414 (net of depreciation of $1,179). As of March 31, 2003, we had no liabilities.

Results of Operations - First Quarter 2003/First Quarter 2002

     We have never had a profitable quarter since the commencement of actual operations during the third quarter of 2001. During the first quarter of 2003, sales were only $390 and cost of goods sold was $309 resulting in a gross profit margin of approximately 10%; in the first quarter of 2002, we had sales of $870 with a cost of sales of $702 and an approximate gross profit margin of 19%. We have therefore experienced both an overall reduction in our already nominal revenues and an increase in associated costs of those sales. This can be attributed to a weaker economy resulting in less consumer spending and more cautious purchases by retailers. We also are experiencing more competition for purchasers of our distressed merchandise and our current focus on pre-sales has made sales much more difficult.

     We had total expenses of $6,181 in the first quarter of 2002 which reduced to $3,559 in the first quarter of this year. General and administrative expenses are nearly the same when comparing our 2003/2002 first quarters:
$2,618 in the first quarter of 2002 compared to $2,581 in the first quarter of this year. We did, however, experience an overall reduction in our other costs and expenses during our first quarter of 2003 from the prior year's first
quarter.   This is partially due to a reduction in professional fees from
$2,396 in the first quarter of 2003 to $718 in the first quarter of 2002. The reduction is mostly because we had already incurred professional fee expenses associated with our Annual Report during the first three months of 2002, whereas these same expenses were not incurred until after the end of our 2003 first quarter.

Liquidity

     Since the commencement of actual operations our sales have totaled $6,805 with cost of goods sold totaling $5,218 resulting in a gross profit margin of approximately 23%. This is not indicative of a positive cash flow situation, since we operated at a net loss of $7,132 and $3,971 for the third and fourth quarters of 2001 respectively, a net loss of $21,189 for the year ended December 31, 2002 and a net loss of $3,518 for the first quarter of 2003. In addition, despite our efforts to increase our cash flows, our revenues have decreased in our current quarter with increased costs associated with those revenues. Unless we are able to gear up our operations significantly, the 23% gross profit margin experienced during our initial operations is not sufficient to cover the other costs and expenses incurred by the Company, especially if our 2003 first quarter results of operations are indicative of what our future cash flows will be in 2003. Nor will our current situation be sufficient to provide us with the ability to purchase sufficient merchandise to increase our cash flows. It will be difficult to increase our sales volume sufficiently to achieve a profit in the coming year. Although better than average prices on wholesale goods are available to us, we do not have sufficient cash resources to take advantage of these lower prices. Our lack of cash flows has dictated that we make inventory purchases based on pre-sales, which is difficult to achieve in a cautious economy.

Uncertainties and Trends Affecting our Business

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

     The other factor making success in this industry difficult to achieve is the fact that our decisions are made by a management team that has had no prior experience in the industry. We have realized losses in our second year of operations of $21,189 with a 2003 first quarter loss of $3,518. With our limited financial resources we anticipate that we could possibly be out of liquid resources by year end unless we look at other alternatives. If management is made aware of any opportunities that we feel should be adopted, we will notify our shareholders and present any such proposal to our shareholders for their approval. In short, at this point in time management has less than an optimistic outlook in regards to our near term results.

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

     During the next 12 months, our only foreseeable cash requirements will relate to overhead items. We have approximately $6,400 in cash available to us for the next 12 months. Our president, Bill Roberts, has agreed to donate future office rental, telephone expenses and travel expenses which, accordingly, will, effective April 1, 2003, be shown as capital contributions by Mr. Roberts. We can expect minimum day to day operating expenses during the next year of approximately $6,200 including storage expenses of $1,236 and approximately $5,000 for legal and accounting necessary to maintain compliance with our reporting obligations under the Exchange Act. We believe the funds available to us will be sufficient to conduct operations as well as pursue our business purpose so long as we can liquidate our existing inventory and use those funds to finance short term inventory purchases. We will be dependent on cash flow generated from the sale of our current inventory to continue implementing our business plan through the purchase and sale of additional inventory. Management will use every effort to minimize expenses and has no plans for additional employees until or unless warranted due to business needs.

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

                    PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES

      We have not issued any unregistered securities during the three months ended March 31, 2003.

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

     The net offering proceeds available to us after deducting expenses of the offering were $64,483. As of March 31, 2003, we had used the actual net offering proceeds in the following manner:

     .  Merchandise Inventory........................$9,830
     .  Storage Unit.................................$2,092
     .  Rent(1)......................................$12,000
     .  Working Capital (including travel)(2)........$22,166
     .  Salaries(3)..................................$10,396
     .  Office equipment.............................$ 1,593
                                                     -------
        Total net proceeds expended at March 31,2003 $58,077 (4)
                                                     ========

     (1) Paid to Mr. William Roberts as agreed upon at a rate of $500 per month for use of his home as our office.

     (2) Most of these expenses were incurred by Mr. Roberts in his efforts to locate suppliers and acquire inventory.

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

ITEM 6. EXHIBITS AND REPORTS AN FORM 8-K

        (a) Exhibits.

         3.1.1   Articles of Incorporation *
         3.1.2   Amendment to Articles of Incorporation*
         3.2     By-laws*
         99.1    Section 1350 Certification

* Filed with the Securities and Exchange Commission on September 19, 2000 as part of the Company's initial Registration Statement on Form SB-2.

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KUBLA KHAN, INC.
                                    [Registrant]


Dated: May 22, 2003              BY:   /s/ William S. Roberts
                                    _________________________________________
                                    President, Chief Executive Officer, and
                                    Chief Financial Officer

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

 Date: May 22, 2003
                          /s/ William S. Roberts
                          -------------------------------------------
                          William S. Roberts, Chief Executive Officer

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

 Date: May 22, 2003      /s/ William S. Roberts
                          -----------------------------------------
                          William S. Roberts, Chief Financial Officer