Form 10QSB
period 2003-06-30
KUBLA KHAN INC
filed 2003-08-14
CIK 1123440

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Ended:  JUNE 30, 2003

[X] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period from ______________ to _____________

         Commission File Number: 333-46114


                               KUBLA KHAN, INC.
               -----------------------------------------------
                (Name of Small Business Issuer in its Charter)


      Utah                                           87-0650976
-------------------------------        ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


     6990 So. Park Centre Drive, Suite 315,   Salt Lake City, Utah 84121
-----------------------------------------------------------------------------
            (Address of principal executive offices and Zip Code)


                          (801) 567-0111, Ext. 315
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ X] No [ ]
(2) Yes [X]    No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, Par Value $0.001                     111,744
  -----------------------------------  ---------------------------------
           Title of Class              Number of Shares Outstanding as of
                                                   June 30, 2003

                  PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                       FINANCIAL STATEMENTS
                          June 30, 2003
                           (UNAUDITED)


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

                         KUBLA KHAN, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                                 June 30,      December 31,
                                                    2003           2002
                                                ------------- -------------
                                                 (Unaudited)     (Audited)
                          ASSETS

Current Assets:
   Cash in Bank                                 $      4,896  $     9,138
   Accounts Receivable                                   591            -
   Inventory                                           9,521        9,830
   Deposit                                                10           10
   Prepaid Expenses                                        -          500
                                                ------------- -------------

        Total Current Assets                          15,018       19,478
                                                ------------- -------------
Property & Equipment- Net of Depreciation
   of $1,357 and $1,003                                  236          590
                                                ------------- -------------

        TOTAL ASSETS                            $     15,254  $    20,068
                                                ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                              $        50   $       199
                                                ------------- -------------
        Total Current Liabilities                         50           199

Shareholders' equity
   Common Stock, $0.001 par value
     authorized 50,000,000 shares; 111,744 and
     111,744 shares issued and outstanding               112           112
   Paid in Capital                                    77,588        75,814
   Accumulated deficit                               (62,496)      (56,057)
                                                ------------- -------------

        Total Stockholders' Equity                    15,204        19,869
                                                ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     15,254  $     20,068
                                                ============= =============










See accompanying notes to financials statements.




                                KUBLA KHAN, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                          Period from
                                 For the Three  For the Three For the Six   For the Six   Inception
                                 Months Ended   Months Ended  Months Ended  Months Ended  (March 28,2000)
                                 June 30,       June 30,      June 30,      June 30,      to June 30,
                                 2003           2002          2003          2002          2003
                                 -------------- ------------- ------------- ------------- -------------
Revenues                         $           -  $        417  $        390  $      1,287   $     6,805
Cost of Goods Sold                           -          (281)         (309)         (983)       (5,218)
                                 -------------- ------------- ------------- ------------- -------------
     Gross Profit                            -           136            81           304         1,587

Costs and Expenses:
   General administrative                2,307         2,725         4,889         5,343        43,188
   Travel and entertainment                112         1,652           829         2,819        13,235
   Professional fees                       502           273           802         2,669         6,660
   Organizational expenses                   -             -             -             -         1,000
                                 -------------- ------------- ------------- ------------- -------------

      Total Expenses                     2,921         4,650         6,520        10,831        64,083
                                 -------------- ------------- ------------- ------------- -------------

NET LOSS                         $      (2,921) $     (4,514) $     (6,439) $    (10,527) $    (62,496)
                                 ============== ============= ============= ============= =============
Net loss per share,
  basic and diluted              $       (0.03) $      (0.04) $      (0.06) $      (0.09)
                                 ============== ============= ============= =============
Weighted average shares
  outstanding                           111,744       111,744       111,744       111,744
                                 ============== ============= ============= =============











See accompanying notes to financial statements







                                KUBLA KHAN, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                               Period from
                                                   For the six   For the six   Inception
                                                   Months Ended  Months Ended  (March 28,2000)
                                                   June 30,      June 30,      to June 30,
                                                   2003          2002          2003
                                                   ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $     (6,439) $    (10,527) $     (62,496)
  Non-cash expenses:
   Depreciation                                             354           295          1,357
   Capital contribution of services
     and facilities by officers                           1,774             -          5,717
                                                   ------------- ------------- --------------

    Net Cash Used in Operations                          (4,311)      (10,232)       (55,422)

  Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable                 (149)          (83)            50
   Increase in accounts receivable                         (591)          (97)          (591)
   Decrease (increase) in inventory                         309         1,035         (9,521)
   Decrease (increase) in prepaid expenses                  500          (500)             -
   Decrease (increase) in deposits                            -             -            (10)
                                                   ------------- ------------- --------------

    Net Cash Used By Operating Activities                (4,242)       (9,877)       (65,494)
                                                   ------------- ------------- --------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of office equipment                                -             -         (1,593)
                                                   ------------- ------------- --------------

    Net Cash Used in Investing Activities                     -             -         (1,593)
                                                   ------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                           -             -         82,500
  Offering costs charged to capital                           -             -        (10,517)
  Increase (decrease) in advances by shareholders             -           284              -
                                                   ------------- ------------- --------------

    Net Cash From Financing Activities                        -           284         71,983
                                                   ------------- ------------- --------------

Net Increase (Decrease)in Cash                           (4,242)       (9,593)         4,896

Cash, at Beginning of Period                              9,138        27,101              -
                                                   ------------- ------------- --------------

Cash at End of Period                              $      4,896  $     17,508  $       4,896
                                                   ============= ============= ==============
Supplemental Cash Flow Disclosures:
  Interest paid                                    $          -  $          -  $           -
                                                   ============= ============= ==============
  Income taxes paid                                $          -  $          -  $           -
                                                   ============= ============= ==============


See accompanying notes to financial statements



                         KUBLA KHAN, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and June 30, 2002 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

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

     Income Taxes  -  The Company has no deferred tax assets or liabilities.
A tax loss carryforward of $62,496 has occurred and is available for carryforward to offset future profits for the next 20 years. No tax benefit for the loss carryforward has been established due to the Company's lack of operating history and it's ability to demonstrate that it can realize a profit from future operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS - ADVANCES FROM OFFICER/STOCKHOLDER AND RENTAL OF PERSONAL RESIDENCY

     Prior to May 4, 2001 the President of the company paid all company travel and entertainment costs which was reimbursed by the company without interest. Since inception to May 4, 2001, the Company's president provided
190.7 hours of service valued at $2,860 (capital contribution) to the formation and initial marketing efforts of the Company; he also provided the office facilities for the use of the Company valued at $1,083 from inception through April 30, 2001. Both the services and facilities use have been reflected as a capital contribution by the president as he will not receive reimbursement for these services and expenses. The Company has been paying $500 cash per month for the space. The Company began paying rent and salaries effective May 1, 2001. Effective April 1, 2003, the Company's president has agreed to donate office rent and expenses to the Company each month. From April 1, 2003 through June 30, 2003 the total amount was $1,773 ($1,500 rent and $273 telephone) which was recorded on the books of the Company as donated capital.

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

General

     We were incorporated under the laws of the state of Utah on March 28, 2000 as Kubla Khan, Inc., for the purpose of engaging in the business of the sale of "distressed" merchandise (closeouts, factory overruns and retail overstocks) primarily to retailers. Upon completion of our public stock offering on May 4, 2001, we commenced acquiring closeout merchandise and selling it to retailers or individuals. During our third quarter 2001, we began realizing minimal revenues. Management continues to investigate potential sources of revenues and merchandise.

Financial Condition

     Since inception we have operated at a loss with a loss of $6,439 in our first half of 2003; $2,921 of that loss occurred in the current quarter. Up through our second quarter of 2001, our losses were a result of expenses associated with finding product sources and retail clients, rent and service expenses, as well as professional fees. During our third quarter of 2001, we began incurring expenses associated with purchase of inventory as a result of commencement of operations. We have realized only minimal revenues and have conducted limited operations since our inception; we are therefore considered a development stage company.

     We had $15,254 in assets at June 30, 2003: $4,896 in cash, inventory of $9,521 consisting mainly of leather jackets; accounts receivable of $591; office equipment of $236 (net after depreciation of $1,357); and deposits of $10. As of the end of the second quarter all funds raised in our offering had been expended. As of June 30, 2003, our liabilities of $50 were comprised of professional fees payable.

Results of Operations - Comparable periods

     We have never had a profitable quarter since the commencement of actual operations during the third quarter of 2001. During the second quarter of 2003, the company realized no sales. During the first half of 2003, sales were only $390 and cost of goods sold was $309 resulting in a gross profit margin of approximately 21%. All of these limited sales occurred in the first quarter. In the first half of 2002, we had sales of $1,287. As opposed to this years sales, most of our revenues last year were generated in the second quarter. Cost of sales for the first six months of 2002 were $983 with an approximate gross profit margin of 24%. We have, therefore, experienced both an overall reduction in our already nominal revenues and an increase of associated costs of those sales. This can be attributed to a weaker economy resulting in less consumer spending and more cautious purchases by retailers. We are also experiencing more competition for purchasers of our distressed merchandise and our current focus on pre-sales has made sales generation much more difficult.

     Expenses during the first half of 2002 were considerably higher when comparing 2002 and 2003, $10,831 for the six months ended June 30, 2002 as opposed to $6,520 in first half of 2003. The first half of 2003 demonstrated general and administrative expenses which were nearly similar to the first half of 2002, with large reductions in travel related expenses and professional fees between the comparable periods.

Liquidity

     Since the commencement of actual operations, our sales have totaled $6,805 with cost of goods sold totaling $5,218 resulting in a gross profit margin of approximately 23%. This is not indicative of a positive cash flow situation since we operated at a net loss of $7,132 and $3,971 for the third and fourth quarters of 2001 respectively, a net loss of $21,189 for the year ended December 31, 2002 and a net loss of $6,439 for the first half of 2003. In addition, despite our efforts to increase our cash flows, we had no revenues in our current quarter. Unless we are able to gear up our operations significantly, the approximate 23% gross profit margin experienced since the inception of sales is not sufficient to cover our other costs and expenses especially if our 2003 first half results of operations are indicative of what our future cash flows will be in 2003. Nor will our current situation be sufficient to provide us with the ability to purchase sufficient merchandise to increase our cash flows.

     Management believes that it will be difficult to increase our sales volume sufficiently to achieve a profit in the coming year. Although better than average prices on wholesale goods are available to us, we do not have sufficient cash resources to take advantage of these lower prices. Our lack of cash flows has dictated that we make inventory purchases based on pre-sales, which is difficult to achieve in a cautious economy.

Uncertainties and Trends Affecting our Business

     There is no assurance that we will ever be successful in our current business of acquiring factory overruns or overstock merchandise for resale at discount prices. We do not know whether we will ever be able to operate profitably in the business we have chosen to develop. So far we have had difficulty locating customers for our merchandise. Since September 11, 2001, the economy has suffered downturns and world events have also contributed to an uncertain economy which has been both good and bad for us. Although we are seeing a more plentiful supply of closeout, overstock and overrun merchandise, retailers have been extremely cautious about ordering inventory due to softened public demand. During our last fiscal year, any potential benefits of an increase in available overstock merchandise have been far outweighed by our inability to attract retailers to our products. We presently have inventory acquired at very favorable costs but it has been hard to convince retailers to purchase this inventory for resale. Our inability to establish a customer base has dictated our decision to purchase inventory primarily only if it is pre-sold. Two main factors make this very difficult. First of all, when closeout merchandise is made available to us, it is generally gone within a day or two which is not enough time for us to pre- sell those items to retailers. The majority of retailers we have been in touch with do not make snap judgements in their purchasing process and typically take days or even weeks to make a decision. The other factor making success in this industry difficult to achieve is the fact that our decisions are made by a management team that has had no prior experience in the industry. With our limited financial resources we anticipate that we could possibly be out of liquid resources by year end unless we look at other alternatives. If management is made aware of any opportunities that we feel should be adopted, we will notify our shareholders and present any such proposal to our shareholders for their approval. In short, at this point in time management has less than an optimistic outlook in regards to our near term results.

Plan of Operation

     Our plan of operation for the next 12 months is to continue to vigorously pursue sources of bargain priced closeout, overstock and overrun merchandise and retail outlets seeking such merchandise. We will minimize acquiring inventory on "speculation" and will focus primarily on matching buyers with what sellers have to offer. In this way we shall focus on conserving our financial resources. We will also investigate other business opportunities if they become known to us and we remain open to a change of business direction.

     During the next 12 months, our only foreseeable cash requirements will relate to overhead items. We have approximately $4,896 in cash available to us for the next 12 months. Our president, Bill Roberts, has agreed to donate future office rental, telephone expenses, office expenses and travel expenses which, accordingly beginning April 1, 2003 and henceforth, will be shown as capital contributions by Mr. Roberts. We can expect minimum day to day cash operating expenses during the next year of approximately $1,260 consisting of storage fees; in addition, we will require approximately $5,000 for legal and accounting necessary to maintain compliance with our reporting obligations under the Exchange Act. Accordingly, based on these estimates, we believe the funds available to us will not be sufficient to conduct operations as well as pursue our business purpose for the coming twelve months. We will be dependent upon cash flow generated from the sale of our current inventory to continue implementing our business plan through the purchase and sale of additional inventory. Management will use every effort to minimize expenses and has no plans for additional employees until or unless warranted due to business needs.

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

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who is our Chief Executive Officer and acts in the capacity of our principal financial officer, caused disclosure controls and procedures to be designed and established to ensure that material information is made known to him in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design and operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES

        We have not issued any unregistered securities during the three months ended June 30, 2003.

        The following information is provided in accordance with Rule 701(f) regarding Use of Proceeds of a quarter being reported on.

        During our second quarter of 2003 we completed the expenditure of funds raised pursuant to our registration statement filed on Form SB-2 and declared effective on March 28, 2001, file number 333-46114. Pursuant to the registration statement, we registered a maximum of 75,000 shares of common stock for sale to the public through our President, Mr. William Roberts, in a self-underwritten offering. No selling shareholders participated in the offering which commenced on March 29, 2001, and closed on May 4, 2001 with maximum proceeds. The offering price was $1.00 per share.

     Between March 29, 2001 (commencement of offering) and June 30, 2003 we incurred approximately $10,517 in expenses in connection with the issuance and distribution of securities in the offering for the following items:

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

     The net offering proceeds available to us after deducting expenses of the offering were $64,483. During the quarter ended June 30, 2003, we had completed the use of the remaining actual net offering proceeds which is as follows:
     .  Merchandise Inventory........................$ 9,521
     .  Storage Unit.................................$ 2,407
     .  Rent(1)......................................$11,500
     .  Working Capital (including travel)(2)........$29,066
     .  Salaries(3)..................................$10,396
     .  Office equipment.............................$ 1,593
                                                     -------
        Total net proceeds expended at June 30,2003..$64,483 (4)

     (1) Paid to Mr. William Roberts from 5/01/01 through 3/31/03 as agreed upon at a rate of $500 per month for use of his home as our office

     (2) Most of these expenses were incurred by Mr. Roberts in his efforts to locate suppliers and acquire inventory

     (3) Paid to Mr. Roberts and Kristine Ramsey, an officer, for services performed at a rate of $15.00 per hour until the maximum allowable $10,000 was reached.

     (4) All offering proceeds have been expended as of our second quarter
2003.

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

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS AN FORM 8-K

        (a) Exhibits.

         3.1.1   Articles of Incorporation *
         3.1.2   Amendment to Articles of Incorporation*
         3.2     By-laws*
         31.1    Section 302 Chief Executive Officer Certification
         31.2    Section 302 Principal Financial Officer Certification
         32.1    Section 906 Certification - Chief Executive and Financial
                 Officer


* Filed with the Securities and Exchange Commission on September 19, 2000 as part of the Company's initial Registration Statement on Form SB-2.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KUBLA KHAN, INC.
                                    [Registrant]


Dated: August 14, 2003              BY:   /s/ William S. Roberts
                                    _________________________________________
                                    President, Chief Executive Officer, and
                                    Chief Financial Officer