Form 10QSB
period 2003-09-30
KUBLA KHAN INC
filed 2003-11-03
CIK 1123440

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the Quarter Ended:     SEPTEMBER 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, Par Value $0.001                     111,744
  -----------------------------------  ---------------------------------
           Title of Class              Number of Shares Outstanding as of
                                                   October 11, 2003

                  PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                       FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2003
                           (UNAUDITED)


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

                        KUBLA KHAN, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                                 September 30,  December 31,
                                                    2003           2002
                                                ------------- -------------
                                                 (Unaudited)     (Audited)
                          ASSETS

CURRENT ASSETS:
   Cash in bank                                 $      4,675  $      9,138
   Inventory                                           9,521         9,830
   Prepaid Expenses                                        -           500
   Deposits                                               10            10
                                                ------------- -------------

        Total Current Assets                          14,206        19,478
                                                ------------- -------------

Property & Equipment-Net of Depreciation
   Of $1,337 and $1,003                                  256           590
                                                ------------- -------------

        TOTAL ASSETS                            $     14,462  $     20,068
                                                ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                          $              -          199
                                                ------------- -------------

        Total Current Liabilities                           -          199
                                                ------------- -------------

Shareholders' equity
   Common Stock, $0.001 par value
     authorized 50,000,000 shares; 111,744 and
     111,744 shares issued and outstanding               112           112
   Paid in Capital                                    79,407        75,814
   Accumulated deficit                               (65,057)      (56,057)
                                                ------------- -------------

        Total Stockholders' Equity                    14,462        19,869
                                                ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     14,462  $     20,068
                                                ============= =============


See accompanying notes to financials statements.





                                 KUBLA KHAN, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                            Period from
                                 For the Three  For the Three  For the Nine   For the Nine  Inception
                                 Months Ended   Months Ended   Months Ended   Months Ended  (March 28,2000)
                                 September 30,  September 30,  September 30,  September 30, to Sept 30,
                                 2003           2002           2003           2002          2003
                                 -------------- -------------- -------------- ------------- ---------------
REVENUES                         $           -  $          42  $         390  $      1,329  $        6,805

COST OF GOODS SOLD                           -            (36)          (309)       (1,019)         (5,218)
                                 -------------- -------------- -------------- ------------- ---------------

GROSS PROFIT                                 -              6             81           310           1,587
                                 -------------- -------------- -------------- ------------- ---------------
COSTS AND EXPENSES:
   General administrative                2,130          2,996          7,018         8,775          45,317
   Travel and entertainment                137          1,249            967         4,068          13,373
   Professional fees                       294            680          1,096         2,914           6,954
   Organizational expenses                   -              -              -             -           1,000
                                 -------------- -------------- -------------- ------------- ---------------

      Total Expenses                     2,561          4,925          9,081        15,757          66,644
                                 -------------- -------------- -------------- ------------- ---------------

NET LOSS                         $      (2,561) $      (4,919) $      (9,000) $    (15,447) $      (65,057)
                                 ============== ============== ============== ============= ===============

Net loss per share,
  basic and diluted              $      (0.023) $      (0.044) $      (0.081) $     (0.138)
                                 ============== ============== ============== =============
Weighted average shares
  outstanding                          111,744        111,744        111,744       111,744
                                 ============== ============== =============== ============















See accompanying notes to financial statements

                                       -4-


                                 KUBLA KHAN, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                 Period from
                                                    For the Nine   For the Nine  Inception
                                                    Months Ended   Months Ended  (March 28,2000)
                                                    September 30,  September 30, to Sept 30,
                                                    2003           2002          2003
                                                    -------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $      (9,000) $    (15,447) $     (65,057)
  Non-cash expenses:
   Depreciation                                               334           472          1,337
   Capital contribution of services
     and facilities by officers                             3,593             -          7,536
                                                    -------------- ------------- --------------
    Net cash used in operations                            (5,073)      (14,975)       (56,184)

  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                  (199)         (243)             -
    Decrease (increase) in accounts receivable                  -          (139)             -
    Decrease (increase) in Inventory                          309         1,072         (9,521)
    Decrease (increase) in prepaid expenses                   500          (500)             -
    Decrease (increase) in deposits                             -            -             (10)
                                                    -------------- ------------- --------------

      Net Cash (Used) By Operating Activities              (4,463)      (14,785)       (65,715)
                                                    -------------- ------------- --------------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of office equipment                                 -             -         (1,593)
                                                    -------------- ------------- --------------

      Net Cash Used in Investing Activities                     -       (14,785)        (1,593)
                                                    -------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                             -             -         82,500
  Offering costs charged to capital                             -             -        (10,517)
                                                    -------------- ------------- --------------

      Net Cash From Financing Activities                        -             -         71,983
                                                    -------------- ------------- --------------

Net Increase (Decrease) in Cash                            (4,463)      (14,785)         4,675

Cash, at Beginning of Period                                9,138        27,101              -
                                                    -------------- ------------- --------------

Cash at End of Period                               $       4,675  $     12,316  $       4,675
                                                    ============== ============= ==============

Supplemental Cash Flow Disclosures:
  Interest paid                                     $           -  $          -  $           -
   Income taxes paid                                $           -  $          -  $           -


                  See accompanying notes to financial statements



                                  KUBLA KHAN, INC.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and September 30, 2002 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

     Income Taxes  -  The Company has no deferred tax assets or liabilities.
A tax loss carryforward of $65,057 has occurred and is available for carryforward to offset future profits for the next 20 years. No tax benefit for the loss carryforward has been established due to the Company's lack of operating history and it's ability to demonstrate that it can realize a profit from future operations.

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

NOTE 3 - RELATED PARTY TRANSACTIONS - ADVANCES FROM OFFICER/STOCKHOLDER AND RENTAL OF PERSONAL RESIDENCY

     Prior to May 4, 2001 the President of the company paid all company travel and entertainment costs which was reimbursed by the company without interest. Since inception to May 4, 2001, the Company's president provided

190.7 hours of service valued at $2,860 capital contribution) to the formation and initial marketing efforts of the Company; he also provided the office facilities for the use of the Company valued at $1,083 from inception through April 30, 2001. Both the services and facilities use have been reflected as a capital contribution by the president as he will not receive reimbursement for these services and expenses. The Company has been paying $500 per month for the space. The Company began paying rent and salaries effective May 1, 2001. Effective April 1, 2003 our president, William Roberts, has donated office rental of $3,000, telephone expense of $551 and $42 in internet access charges, all of which have been reflected as a capital contribution by the president as he will not receive reimbursement for these expenses.

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

General
-------

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

Financial Condition
-------------------

     Since inception we have operated at a loss with a loss of $9,000 in our first nine months of 2003; $2,561 of that loss occurred in the current quarter. Up through our second quarter of 2001, our losses were a result of expenses associated with finding product sources and retail clients, rent and service expenses, as well as professional fees. During our third quarter of 2001, we began incurring expenses associated with purchase of inventory as a result of commencement of operations. We have realized only minimal revenues and have conducted limited operations since our inception; we are therefore considered a development stage company.

     We had $15,254 in assets at September 30, 2003: $4,896 in cash, inventory of $9,521 consisting mainly of leather jackets; office equipment of $256 (net after depreciation of $1,337); and deposits of $10. As of the end of the second quarter of this year all funds raised in our offering had been expended. As of September 30, 2003, we had no liabilities.

Results of Operations - Comparable periods
-------------------------------------------

     We have never had a profitable quarter since the commencement of actual operations during the third quarter of 2001. During the second and third quarters of 2003, the company realized no sales. During the first nine months of 2003, sales were only $390 and cost of goods sold was $309 resulting in a gross profit margin of approximately 21%; all of these sales occurred in the first quarter. In the first nine months of 2002, we had sales of $1,329. As opposed to this years sales, most of our revenues last year were generated in the second quarter. Cost of sales for the first nine months of 2002 were $1,019 with an approximate gross profit margin of 23%. We have, therefore, experienced both an overall reduction in our already nominal revenues and an increase of associated costs of those sales. This can be attributed to a weaker economy resulting in less consumer spending and more cautious purchases by retailers. We are also experiencing more competition for purchasers of our distressed merchandise and our current focus on pre-sales has made sales generation much more difficult.

     Expenses during the first nine months of 2002 were considerably higher when comparing 2002 and 2003, $15,757 for the nine months ended September 30, 2002 as opposed to $9,081 in first nine months of 2003. The first nine months of 2003 demonstrated general and administrative expenses which were nearly similar to the first nine months of 2002, with large reductions in travel related expenses and professional fees between the comparable periods.

Liquidity
---------

     Since the commencement of actual operations, our sales have totaled $6,805 with cost of goods sold totaling $5,218 resulting in a gross profit margin of approximately 23%. This is not indicative of a positive cash flow situation since we operated at a net loss of $7,132 and $3,971 for the third and fourth quarters of 2001 respectively, a net loss of $21,189 for the year ended December 31, 2002 and a net loss of $9,000 for the first nine months of 2003. In addition, despite our efforts to increase our cash flows, we had no revenues during the second and third quarters of 2003. Unless we are able to gear up our operations significantly, begin realizing revenues again and at a significantly higher rate than in previous quarters, we will not have sufficient funds to cover our other costs and expenses.

     Management believes that it will be difficult to achieve a sales volume sufficient to provide us with liquidity in the coming year. Although better than average prices on wholesale goods are available to us, we do not have sufficient cash resources to take advantage of these lower prices. Our lack of cash flows has dictated that we make inventory purchases based on pre-sales, which is difficult to achieve in a cautious economy.

Uncertainties and Trends Affecting our Business
-----------------------------------------------

     There is no assurance that we will ever be successful in our current business of acquiring factory overruns or overstock merchandise for resale at discount prices. We do not know whether we will ever be able to operate profitably in the business we have chosen to develop. So far we have had difficulty locating customers for our merchandise. Since September 11, 2001, the economy has suffered downturns; world events have also contributed to an uncertain economy which has been both good and bad for us. Although we are seeing a more plentiful supply of closeout, overstock and overrun merchandise, retailers have been extremely cautious about ordering inventory due to softened public demand. During our last fiscal year, any potential benefits of an increase in available overstock merchandise have been far outweighed by our inability to attract retailers to our products. We presently have inventory acquired at very favorable costs but it has been hard to convince retailers to purchase this inventory for resale. Our inability to establish a customer base has dictated our decision to purchase inventory primarily only if it is pre-sold. Two main factors make this very difficult. First of all, when closeout merchandise is made available to us, it is generally gone within a day or two which is not enough time for us to pre-sell those items to retailers. The majority of retailers we have been in touch with do not make snap judgements in their purchasing process and typically take days or even weeks to make a decision. The other factor making success in this industry difficult to achieve is the fact that our decisions are made by a management team that has had no prior experience in the industry. With our limited financial resources we anticipate that we could possibly be out of liquid resources by year end unless we look at other alternatives. If management is made aware of any opportunities that we feel should be adopted, we will notify our shareholders and present any such proposal to our shareholders for their approval. In short, at this point in time management has less than an optimistic outlook in regards to our near term results.

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

     During the next 12 months, our only foreseeable cash requirements will relate to overhead items. We have approximately $4,675 in cash available to us for the next 12 months. Our president, Bill Roberts, has agreed to donate office rental, telephone expenses, office expenses and travel expenses which, accordingly beginning April 1, 2003 have been booked as capital contributions by Mr. Roberts. We can expect minimum day to day cash operating expenses during the next year of approximately $1,260 consisting of storage fees; in addition, we will require approximately $5,000 for legal and accounting necessary to maintain compliance with our reporting obligations under the Exchange Act. Accordingly, based on these estimates, we believe the funds available to us will not be sufficient to conduct operations as well as pursue our business purpose for the coming twelve months. We will be dependent upon cash flow generated from the sale of our current inventory to continue implementing our business plan through the purchase and sale of additional inventory. Management will use every effort to minimize expenses and has no plans for additional employees until or unless warranted due to business needs.

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

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGE IN SECURITIES

        We have not issued any unregistered securities during the three months ended September 30, 2003.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS AN FORM 8-K

        (a) Exhibits.

         3.1.1   Articles of Incorporation *
         3.1.2   Amendment to Articles of Incorporation*
         3.2     By-laws*
         31.1    Section 302 Chief Executive Officer Certification
         31.2    Section 302 Chief Financial Officer Certification
         32.1    Section 906 Certification - Chief Executive and Financial
                 Officer

* Filed with the Securities and Exchange Commission on September 19, 2000 as part of the Company's initial Registration Statement on Form SB-2.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2003.


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KUBLA KHAN, INC.
                                    [Registrant]


Dated: November 1, 2003              BY:   /s/ William S. Roberts
                                    _________________________________________
                                    President, Chief Executive Officer
                                    and Chief Financial Officer