Form 10KSB
period 2003-12-31
KUBLA KHAN INC
filed 2004-04-13
CIK 1123440

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL
YEAR ENDED DECEMBER 31, 2003

Kubla Khan, Inc.

(Exact name of issuer in its charter)

Utah	87-0650976
(State of Incorporation)	(I.R.S. Employer I.D. No.:)

57-71 # High-Tech Industrial Park NanShan,
District ShenZhen, P.R. China 51805
011 86 755 26983825

(Address and telephone number of principal executive offices)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class to be so registered:  Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer’s revenues for the Fiscal Year ended December 31, 2003 were $390. The aggregate market value of the voting common stock held by non-affiliates of the issuer computed by reference to the last reported bid price of such common stock (no reported ask price was available) as of March 31, 2004 was $464,457.  As of April 1, 2004, there were 5,611,744 shares of the issuer’s common stock outstanding.

The following documents are incorporated by reference:

Transitional Small Business Disclosure Format (check one) Yes   ☐   No   ☒

PART I

Certain statements in this Annual Report on Form 10-KSB, or the Report, are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of Kubla Khan, Inc., a Utah corporation (referred to in this Report as “we,” “us”, “our” or “registrant”), and other statements contained in this Report that are not historical facts.  Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations.  When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors.”

ITEM 1.                                                     DESCRIPTION OF BUSINESS

History

We were incorporated on March 28, 2000, in the state of Utah.   Until March 31, 2004, we operated a business consisting of a purchase overrun and distressed merchandise resale network.  On March 31, 2004, we completed a private placement of 5,500,000 shares of our Common Stock.  As part of such private placement we issued 3,000,000 shares of our common stock to Fang Xuemei and 2,000,000 shares of our common stock to Xu ZhongNan.  The purchase price per share of each of such shares was $.10, for an aggregate purchase price of $500,000.  Such issuance constituted approximately 98% of our issued and outstanding stock.  As a result of the acquisition and change in control, we abandoned our business plan of establishing a purchase overrun and distressed merchandise resale network are holding ourselves available for an extraordinary corporate transaction, such as a merger, sale or reorganization.   Currently, we are exploring opportunities to engage in such extraordinary corporate transactions but are not a party to any agreement to enter into or engage in any such transactions.  In connection with Xuemei and ZhongNan’s acquisition of our securities, new directors were added to our board of directors and the old directors tendered their resignations.  Our newly constituted board of directors also immediately acted to elect new officers promptly after the change in control.

We are currently a “shell” corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for our shareholders. Our management will review and evaluate business ventures for possible mergers or acquisitions. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of our management.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, asset base, the anticipated acceptability of business’ products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

Selection of a Business

We believe that potential business opportunities will be referred from various sources, including our former and current officers and directors, professional advisors, securities broker-dealers, venture capitalists, persons involved in the financial community, and others who may present unsolicited proposals. We will not engage in any general solicitation or advertising for a business opportunity, and will rely on the personal contacts of our management team, as well as indirect associations with other business and professional people.  Our reliance on “word of mouth” may limit the number of potential business opportunities identified. While it is not presently anticipated that we will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in our best interest. Finder’s fees paid to professional acquisition firms could involve one-time cash payments, payments based on a percentage of the business opportunity’s revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, we are unable to predict the cost of utilizing such services. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. Our present intention is to rely upon the contacts of our former and current officers and directors.

We will not restrict our search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. We may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture’s product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should we participate in a more established venture that is experiencing financial difficulty, risks may stem from our inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

The analysis of new businesses will be undertaken by or under the supervision of our management team.  In analyzing prospective businesses, we will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. We anticipate that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

We will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which we will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for us to complete our analysis of such businesses, the time required to prepare appropriate documentation to effect a merger or acquisition, and other circumstances.

Acquisition of a Business

The implementation of a structure that will effect any given business transaction may cause us to become a party to a merger, consolidation, purchase and sale of assets, purchase or sale of stock, or other reorganization involving another corporation, joint venture, partnership or licensee.  Currently, we are exploring opportunities to engage in such extraordinary corporate transactions but are not a party to any agreement to enter into or engage in any such transactions.  The exact structure of the anticipated business transaction cannot yet be determined.  Notwithstanding the above, we do not intend to participate in a business through the purchase of minority stock positions.  Our current focus is to acquire a controlling interest in a business. Upon the completion of a transaction, it is possible that our present management will no longer control Company affairs. Further, a majority or all of our present directors may, as part of the terms of a prospective business transaction, resign and be replaced by new directors without a vote of our shareholders.

In connection with the Company’s merger or acquisition of a business venture, our present shareholders, including Xuemei and ZhongNan, may, as a negotiated part of the transaction, sell a portion or all of our Common Stock held by them at a significant premium over their original investment in us. If our current shareholders sell their stock as part of a merger/acquisition, they may decide to sell a controlling interest (i.e., over 50%) of the Company to the other entity (including such other entity’s shareholders and affiliates), which participates in the merger/acquisition. The other entity might only buy shares from Xuemei and ZhongNan, or it might only buy enough shares to obtain a controlling interest in the Company. However, there is no degree of certainty that the other entity will buy any of our shares, whether from Xuemei and ZhongNan or any other shareholder. Conversely, it is possible the other entity may offer to buy out all or most of the shareholders’ stock at prices comparable to those offered to Xuemei and ZhongNan. It is possible that the entity may pay a higher price for shares belonging to insider shareholders than for shares belonging to non-insider shareholders.  Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although our present shareholders did not acquire their shares of Common Stock with a view toward any subsequent sale, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders. This is done in order to reduce the amount of shares held by persons no longer affiliated with us and thereby reduce the potential adverse impact on the public market in our common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, our shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

The issuance of substantial additional securities and their potential sale into any trading market, which may develop in the Company’s securities, may have a depressive effect on such market.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

We will participate in a business only after the negotiation and execution of appropriate written agreements. We have entered into no such agreements at this time. Although the terms of such agreements cannot be determined at this time, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

Our operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether we will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Government Regulation

It is impossible to anticipate government regulations, if any, to which we may be subject until we have acquired an interest in a business. The use of assets to conduct a business, which we may acquire, could subject us to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on our prospective business. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful in obtaining suitable business opportunities.

Employees

As of March 31, 2004, we had 7 employees, all of which are full time, including 3 executives and 4 administrative personnel.  We expect to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any additional full-time employees so long as it is identifying and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business venture.

We do not have key-man life insurance for any of our employees.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our employee relations are good.

RISK FACTORS

THIS REPORT MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS.  FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE COMMISSION, REPORTS TO THE COMPANY’S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY’S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT’S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY’S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

THERE IS A LIMITED PUBLIC MARKET FOR THE COMPANY’S COMMON STOCK.  PERSONS WHO MAY OWN OR INTEND TO PURCHASE SHARES OF COMMON STOCK IN ANY MARKET WHERE THE COMMON STOCK MAY TRADE SHOULD CONSIDER THE FOLLOWING RISK FACTORS,  TOGETHER WITH OTHER INFORMATION CONTAINED ELSEWHERE IN THE COMPANY’S REPORTS, PROXY STATEMENTS AND OTHER AVAILABLE PUBLIC INFORMATION, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, PRIOR TO PURCHASING SHARES OF THE COMMON STOCK:

FINANCIAL RISKS

We Have Recently Adopted A New Business Plan.  There Is No Assurance That We Will Be Successful In Implementing Our Business Plan.  We have abandoned our current business plan and have adopted a new business plan to hold ourselves available for an extraordinary corporate transaction such as a merger or acquisition with an unidentified company or entity.  In connection therewith, we have appointed new directors and officers to further our new business plan.  As a result, our financial statements may materially change in the future as we implement our new plan or strategic focus and historical financial statements will not be accurate indicators of the prospective performance of the Company.  Prior to the new plan, we were engaged in the business of a purchase overrun and distressed merchandise resale network.  We have a limited operating history and are considered a development stage enterprise because we have not generated significant revenues from the sale of our products.   We have nominal assets with which to create operating capital. We have an accumulated deficit of $82,530 at December 31, 2003.  These factors raise substantial doubt about our ability to continue as a going concern if we do not implement our new business plan.  There can be no assurance, however, that we will be successful in implementing our new business plan or that we will able to generate revenues sufficient to continue as a going concern under our new business plan.

We Lack Profitability And Suffer From Cash Flow Difficulties. We generated a net loss of $26,473 during the fiscal year ended December 31, 2003. Further, as of December 31, 2003, we had an accumulated deficit of approximately $82,530. We experienced loss from operations during the year ended December 31, 2003 of approximately $26,473.  We anticipate generating revenues from the operations of the new business to be acquired.  Prior to such acquisition, we intend to rely on cash on hand and financing from external sources in order to sustain the Company on an on-going basis.  There can be no assurances that we will be able to acquire a profitable business or obtain such an additional financing in the future on terms acceptable to us or at all. Unless we establish or acquire profitable operations, we may need to obtain a working line of credit and/or an external financing to satisfy cash flow needs in the future.  The failure to obtain such a line of credit or such a financing may have an adverse effect on our ability to finance costs of operations and to meet its current obligations.

We Will Need, But May Not Be Able To Obtain Additional Financing On Reasonable Terms Or At All.  Since inception, we have had minimal revenues and minimal profits.  We have financed our operations primarily through the sale of our common stock and with income derived from operations. We recently raised $550,000 from a private placement of 5,500,000 shares of our Common Stock.  We do not intend to devote the proceeds of such offering to further our existing business, but intend to apply them to implementing our new business plan.  We believe that the proceeds of such offering, together with other available funds, will be sufficient to meet our anticipated needs for the new business plan and for working capital and capital expenditures for at least the next 13 months.  Thereafter, we will need to raise additional funds.  We may need to raise additional funds sooner in order to accelerate the implementation of our new business plan, to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies.  We may also need to raise funds if our available funds decrease.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and stockholders may experience additional and substantial dilution.  Moreover, such securities may have rights, preferences and privileges senior to those of our Common Stock.  There can be no assurance that additional financing will be available on terms favorable to us or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures.  Thus, we may be adversely impacted if the full proceeds are not raised and investors may lose their entire investment. Such inability could have a material adverse effect on our business, results of operations and financial condition.

There Is No Assurance That We Will Be Able To Consummate An Extraordinary Corporate Transaction And Achieve Profitability .  Our former business of purchase overrun and distressed merchandise resale network was not a significant source of revenue.  Our current business plan is to identify businesses to acquire. There can be no assurance that we will be able to acquire a business or that any such business will be profitable after acquisition.  If we fail to acquire a profitable business or operate such business in a manner to generate significant revenue, our results of operation and financial condition may be materially and adversely affected.  We may be required to rely on outside financing to sustain the on-going operations of the Company.

We Have Broad Management Discretion Over The Allocation Of Proceeds From The Recent Private Offering.  We recently consummated an offering of 5,500,000 shares of our Common Stock for gross proceeds of approximately $550,000. Our management retains broad discretion as to the allocation of the proceeds of this offering.  The failure of management to apply such funds effectively could have a material adverse effect on our business, results of operations and financial condition.

SECURITIES RISKS

There Is A Limited Public Market For Our Common Stock. There is currently an extremely limited public market for the Common Stock. Frequently there are no bid or asking prices available on Over-The-Counter Market on the NASD Electronic Bulletin Board for our Common Stock.  Holders of the Company’s Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock, which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company’s book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price for the Common Stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

Disclosure Relating To Low-Priced Stocks. The Company’s Common Stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, the Company’s securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for the Company’s securities. Because the Company’s securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

One or Two Shareholders Can Control Us.  We have two shareholders, Xuemei Fang and ZhongNan Xu, who own 3,000,000 and 2,000,000 shares of our common stock, respectively, and jointly own an option to purchase 100,000 shares of our Common Stock granted by other shareholders.  Ms. Fang, herself, owns and controls a majority of our issued and outstanding stock and is in a position to exercise significant control with respect to the affairs of the Company and the election of directors. Mr. Xu, is a Director of the Company and is deemed to beneficially own approximately 37.4% of our Common Stock.  Mr. Xu is also in a position to exercise significant control with respect to the affairs of the Company and the election of directors.  These control shareholders may limit the amount of influence minority shareholders can have on the Company.

Number Of Authorized Shares Of Common Stock Available For Future Issuance; Possible Dilutive Effects.  We are currently authorized by our Articles of Incorporation to issue 50,000,000 shares of Common Stock, of which 5,611,744 are issued and outstanding.  We may issue a substantial number of additional securities in connection with future financing or acquisitions.  To the extent that additional shares of Common Stock are issued, dilution of the interests of all of our shareholders will occur.  We currently are not committed to issue any shares of Common Stock.

We Do Not Intend To Pay Dividends On Our Common Stock. We have not paid any dividends on our Common Stock to date and there are no plans for paying dividends on the Common Stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our new business plan.  We do not intend to declare or pay any dividends in the foreseeable future.  Therefore, there can be no assurance that holders of Common Stock will receive any additional cash, stock or other dividends on their shares of Common Stock until we have funds, which the Board of Directors determines, can be allocated to dividends.

OTHER RISKS

Utah Law and Our Articles of Incorporation Impose Limitations on the Liability of Our Directors to the Stockholders.  Our Articles of Incorporation provide, as permitted by governing Utah law, that our directors shall not be personally liable to our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions.  Our bylaws require us to provide mandatory indemnification of directors to the fullest extent permitted by Utah law, except for matters arising under the securities laws of the United States.  Further, we may elect to adopt forms of indemnification agreements to cover directors and officers.  These provisions and agreements may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on behalf of the Company against a director.

ITEM 2.                                                     DESCRIPTION OF PROPERTY

During 2003, we leased office space located at 6990 S. Park Centre Drive, Suite 315, Salt Lake City, Utah 84121, from our former President, William Roberts, pursuant to a month-to-month lease, for $500 per month.  Such lease agreement has been terminated.  The Company has entered into a new lease of approximately 2,150 sq. ft. of office space located at 57-71 # High-Tech Industrial Park NanShan, District ShenZhen, P.R. China 51805.  The new lease commenced on March 31, 2004 at an expense of $725.00 per quarter and has a term of 1 year.

ITEM 3.                                                     LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2003, no matters were submitted to a vote of our security holders.

PART II

ITEM 5.                                                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of March 31, 2004, the authorized capital stock of the Company consisted of 50,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”) and we had 5,611,744 shares of common stock issued and outstanding.  Or transfer agent is Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, Utah, 84111.

Our Common Stock is listed for trading in the Over-The-Counter Market and is quoted on the NASD’s Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. under the symbol “KUKH.”  Our stock has a very limited trading history.

As of March 31, 2004, the last traded price for our Common Stock was $3.00 per share.  At March 31, 2004, the last posted bid price for our Common Stock was $1.13 per share.  There was no posted ask price.  There is no established market for our Common Stock.  During 2003 our aggregate public share trading volume was 88,900.  The traded price of our Common Stock during such period ranged from $1.00 to $4.00.  As of March 31, 2004, we had 100 stockholders of record, without giving effect to determining the number of stockholders who hold shares in “street name” or other nominee accounts.

EQUITY COMPENSATION PLAN INFORMATION

We do not have any equity compensation plans.

DIVIDEND POLICY

We have not declared or paid any dividend since inception on our common stock. We do not anticipate that any dividends will be declared or paid in the future on our common stock.

RECENT ISSUANCES OF UNREGISTERED SECURITIES

Private Offering of 5,500,000 Shares of Restricted Common Stock

On March 31, 2004, we completed a private offering of 5,500,000 shares of our restricted common stock at a per share purchase price of $0.10 to seven unaffiliated individuals, resulting in gross proceeds of $550,000 in cash to the Company.  We did not pay any commission or other costs in connection with this offering.  We intend to use the proceeds of this offering to implement our new business plan.  Based upon statements certified to us by the investors, we believe that the issuance of securities was made in transactions under Regulations D and S and exempt from registration requirements of the Securities Act of 1933, as amended.

As a result of the sale, the following individuals became beneficial owners of 5% or more of our issued and outstanding shares of common stock:

Title of Class	Name of Beneficial Owner	Amount of beneficial ownership		Percent of class
Common Stock	Xuemei Fang	3,100,000	*	55.2%
Common Stock	ZhongNan Xu	2,100,000	*	37.4%
Common Stock	Mark Peterson Roth IRA	300,000		5.3%

* Includes an option to purchase 100,000 shares of Common Stock owned jointly by Fang and Xu.

ZhongNan Xu is also a Director of the Company.

ITEM 6.                                                     MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Plan of Operation

Since inception and until the change in control of the Company effected on March 31, 2004, we operated a business consisting of a purchase overrun and distressed merchandise resale network.  On March 31, 2004, we sold 5,000,000 shares of our restricted Common Stock to two investors resulting in a change in control of the Company.  In connection with the change in control, new directors were appointed to our Board of Directors and new officers were elected.  As a result of the acquisition and change in control, we abandoned our former business plan and are holding ourselves available for an extraordinary corporate transaction, such as a merger, sale or reorganization.  Currently, we are exploring opportunities to engage in such extraordinary corporate transactions but are not a party to any agreement to enter into or engage in any such transactions. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits.  We believe that the proceeds of our recent offering, together with other available funds, will be sufficient to meet our anticipated needs for the new business plan and for working capital and capital expenditures for at least the next 13 months.  Thereafter, we will need to raise additional funds.

Results of Operations

For the Years Ended December 31, 2002 and 2003.

Sales

Revenues for the year ended December 31, 2003 were $390 versus $1,329 in revenues for the year ended December 31, 2002.  We have discontinued our then existing operations and do expect to generate any revenue unless or until an extraordinary transaction occurs.

Income / Loss

Net loss for the year ended December 31, 2003 was $26,473 as compared to a net loss of $21,189 in the comparable period in 2002. The change in net loss was primarily attributable to an increase in general administrative and professional fee expenses.

As expected, we incurred losses in fiscal 2003 and believe that we will continue to incur losses until our we undertake and extraordinary corporate transaction and, even then, there can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2003 were $18,690 versus $18,132 in the comparable period in 2002.

Cost of Sales

Cost of sales for the period ended December 31, 2003 was $308 versus $1,019 in the comparable period in 2002. The decrease in the cost of sales was attributable to lack of business.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the period. We believe that inflation will continue to have a negligible effect until we consummate an acquisition of a favorable business opportunity.

Trends, Events, and Uncertainties

Demand for our products or services if and after we acquire a business opportunity will be dependent on, among other things, market acceptance of the Company’s concept and general economic conditions, which are cyclical in nature. If, after an extraordinary transaction, a major portion of the Company’s activities is the receipt of revenues from the sales of its products, the Company’s business operations may be adversely affected by the Company’s competitors and prolonged recessionary periods.

Liquidity and Capital Resources

For the Years Ended December 31, 2002 and 2003.

Cash flows used in operations were $12,768 for the year ended December 31, 2003 versus $20,540 in the comparable period in 2002. Negative cash flows from operating activities were primarily attributable to the net loss from operations offset by common stock issued for services and decreases in receivables, inventory and loans from related parties.

We may need additional capital to fund operations over the next 13 months. A lack of revenues throughout fiscal 2003 have significantly affected the cash position of the Company and fiscal 2004 is expected to continue with a lack of revenue and the Company will remain in a position where the raising of additional funds through equity, debt financing, merger or acquisition will be necessary.

On a long-term basis, liquidity is dependent on establishing operations, receipt of revenues, additional infusions of capital and debt financing. If necessary, we may raise capital through a stock offering. The funds raised from this offering will be used to develop and execute our new business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories, impairment of property and equipment and of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

Management does not believe that there are critical accounting policies, which have a material effect on our financial statements.

ITEM 7.                                                     FINANCIAL STATEMENTS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.  Such information is incorporated herein by reference.

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 31, 2004, at the direction of our Board of Directors we dismissed Randy Simpson CPA, PC (“Simpson”) as our principal independent public accountants, and engaged Moores Rowland Mazars (“MRM”) as our principal independent public accountants.

Simpson’s reports on our financial statements for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During our two most recent fiscal years (2002 and 2001) and through the date of Simpson’s dismissal, there were no disagreements with Simpson on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Simpson’s satisfaction, would have caused Simpson to make reference to the subject matter in connection with its report of the financial statements for such years.

We have provided Simpson with a copy of the above disclosures. Attached as Exhibit 23.2 is a copy of Simpson’s letter, dated April 9, 2004, stating its agreement with the disclosures in this report contained in this Item 8.

ITEM 8A.                                            CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.  We have also undertaken to periodically review our disclosure controls and procedures and internal controls for adequacy and effectiveness.

PART III

ITEM 9.                                                     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Xiaobin Liu	35	Chief Financial Officer
YaLi Xu	33	Chief Executive Officer, Director
Zhongping Wang	36	Secretary, Director
ZhongNan Xu	67	Director

Xiaobin Liu, 35 years old, graduated from Zhengzhou University of Light Industry, China in 1990.  Mr. Liu is a China certified accountant.  Mr. Liu was a staff accountant with ShaanXi Aircraft Company from 1998 to 1999.  Mr. Liu was an accountant with HaiNan China-Europe Accounting Firm from 1999 to 2000.   Mr. Liu was the General Manager of Jiong Hai Wan Quan He Incorporated Company from 2000 to 2001.  He was the Securities/Finance Department Manager of ShenZhen City SaiGeGuoDou Company from 2001 to 2002.  Mr. Liu was the Chief Financial Officer of Da Shen Incorporated, a subsidiary of DaShen Real Estate LLC from 2002 to 2004.

YaLi Xu, 33 years old, graduated from Hebei Shigia Zhuang University, China in 1991.  Miss Xu was employed by the Province PangBu City Post and Tele Bureau of the Province of Anhui from 1999 to 2001 as a general manager.  Miss Xu was a Finance Manager of Shenzhen City Blue Hope Electronics Limited Company from 2001 to 2004.

Zhongping Wang, 36 years old, graduated from HuangShi University in 1990.  Mr. Wang was a supervisor with HuangShi City Clothing Factory from 1997 to 2000.  He was a sales manager with Wondial Incorporated, a manufacturer and distributor of telephones, from 2000 to 2004, and was involved with the early development of Wondial.

ZhongNan Xu, 67 years old, was employed as a Supervisor by ErZhou YiXiang Chemical Company in the Province of HuBei from 1997 to 2002.  Mr. Xu was the General Manager of Shenzhen City YiJinLi Technology Developing Limited Company from 2002 to 2004.

None of our board members serve as board members of any other public companies.

There are no family relationships among the officers and directors.

The directors named above will serve until the next annual meeting of our shareholders and until his successor shall have been elected and qualified.  Officers hold their positions at the pleasure of the Board of Directors.

During the past five years, no current director or executive officer of the Company:

(1) was a general partner or executive officer of any business which filed any bankruptcy petition or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

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

AUDIT COMMITTEE FINANCIAL EXPERT

We do not currently have an Audit Committee Financial Expert.  We have undergone a significant change in management since our recent completion of a private placement of 5,500,000 shares of Common Stock and a change in control of the Company.  We have recently completed our search for principal executive officers.  We have also recently adopted an Audit Committee Charter, which is attached hereto as Exhibit 99.1. We intend to begin an active search for individuals who will qualify to serve on our audit committee and as an audit committee financial expert.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2003 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements, except as set forth below:

Section 16(a) Beneficial Ownership Reporting Compliance

Name	# of Late Report	# of Transactions Not Timely Reported	Failure to File Form(s)
William S. Roberts	2	1	4 and 5
Wallace Pidcock	2	1	4 and 5
Kristine Ramsey	2	1	4 and 5

CODE OF ETHICS

We have recently adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code is attached as Exhibit 14.1 to this annual report. A copy of the Code of Ethics will be made available to any shareholder, free of charge, upon written request to the Company.

ITEM 10.                                              EXECUTIVE COMPENSATION

REMUNERATION OF OFFICERS AND DIRECTORS

During the past three fiscal years the only cash compensation we paid to our chief executive officer or to any officer was $5,198 paid to each of William Roberts and Kristine Ramsey in 2001. Accordingly, no table relating to executive compensation has been included in this Annual Report.

OPTION/SAR GRANTED DURING THE LAST FISCAL YEAR

We did not have a stock option or stock appreciation rights plan during 2003. Therefore this section is not applicable.

LONG TERM INCENTIVE PLANS/AWARDS IN LAST FISCAL YEAR

We do not have long-term incentive plans and consequently has made no such awards.  Therefore this section is not applicable.

EQUITY INCENTIVE PLAN

We do not have an equity incentive plan.  Therefore this section is not applicable.

DIRECTORS’ COMPENSATION

The current members of the Board of Directors are generally not paid for their services as a director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings.

ITEM 11.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2004, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term “executive officer” is defined as the Chief Executive Officer, the President and the Chief Financial Officer. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned (4)	Percentage of Shares Beneficially Owned (4)
YaLi Xu (1)	0	14,000
Xiaobin Liu (1)	0	0
Zhongping Wang (1)	0	0
Xuemei Fang (2)	3,100,000	55.2%
ZhongNan Xu (2)	2,100,000	37.4%
Mark Peterson Roth IRA (3)	300,000	5.3%

All Officers, Directors and 5% Shareholders (7 persons)		98.3%

(1)               The address of the persons is c/o Kubla Khan, Inc., 57-71 # High-Tech Industrial Park Nan Shan, District ShenZhen, P.R. China 51805.

(2)               The address of the persons is 202 C Yu Luan Yuan, WanKe City Garden, XiangMei Rd., Shenzen, P.R. China 518034.

(3)               The address of such person is 440 East 400 South Salt Lake City, Utah 84111.

(4)               Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days or shares that otherwise may be acquired within 60 days of this Report are deemed to be beneficially owned by the person holding the options and warrants or person with the right to acquire such shares for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

ITEM 12.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During calendar years 2002 and 2003, we were parties to an agreement with William Roberts, our former President and a director, whereby we rented office space from Mr. Roberts on a month-to-month basis for  $500 per month.  This agreement terminated on March 31, 2004 upon the consummation of the private offering of 5,500,000 shares of our Common Stock.

ITEM 13.                                              EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements (included in Part II of this Report):

Report of Independent Certified Public Accountant Financial Statements

Balance Sheets

Statement of Loss And Accumulated Deficit Statements of Cash Flows

Statements of Stockholder’s Equity

Notes to Consolidated Financial Statements

(b) Reports on Form 8-K:

On April 6,  2004,  we filed a Report on Form 8-K with respect to the dismissal of our former auditors.

On April 8, 2004, we filed a Report on Form 8-K with respect to the change in control of the Company.

(c) Exhibits

3.1.1	Articles of Incorporation (Exhibit 3.1.1 to Registration Statement on Form SB-2, filed with the Commission on September 19, 2000)
3.1.2	Amendment Articles of Incorporation (Exhibit 3.1.2 to Registration Statement on Form SB-2, filed with the Commission on September 19, 2000)
3.2	Bylaws (Exhibit 3.2 to Registration Statement on Form SB-2, filed with the Commission on September 19, 2000)
14.1	Code of Ethics
16.1	Letter Re: Change in Certifying Accountant (Exhibit 16.1 to Form 8-k filed with the Commission on April 6, 2004)
23.1	Consent of Moores Rowland Mazars
23.2	Consent of Randy Simpson CPA, PC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
99.1	Charter of the Audit Committee

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEE

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-KSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $1,290 for fiscal year ended 2002 and $5,000 for fiscal year ended 2003.

AUDIT-RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $525 for fiscal year ended 2002 and consisted of quarterly reviews.  There were no fees for other audit related services for fiscal year ended 2003.

TAX FEES

We did not incur any fees in either of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

ALL OTHER FEES

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant,  other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

DOCUMENTS INCORPORATED BY REFERENCE

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Commission.  You may inspect and copy these materials at the Public Reference Room maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549.  Please call the Commission at 1-800-SEC-0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission’s website at www.sec.gov.  We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

Certain documents listed above in Part III, Item 13 of this Report, as exhibits to this Report on Form 10-KSB, are incorporated by reference from other documents previously filed by us.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUBLA KHAN, INC.

Date: April 9, 2004	By:	/s/ YaLi Xu
YaLi Xu
Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

By: /s/ YaLi Xu	President, Chief Executive Officer and Director	April 9, 2004
YaLi Xu

By: /s/ XiaoBin Liu	Chief Financial Officer	April 9, 2004
XiaoBin Liu

By: /s/ ZhongPing Wang	Secretary and Director	April 9, 2004
ZhongPing Wang

By: /s/ ZhongNan Xu	Director	April 9, 2004
ZhongNan Xu

Kubla Khan, Inc.
(A Development Stage Company)
FINANCIAL STATEMENTS

December 31, 2003

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Kubla Khan, Inc.
(A Development Stage Company)
Salt Lake City, UT

We have audited the accompanying balance sheet of Kubla Khan, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the year ended December 31, 2002 were audited by other auditors whose report dated March 29, 2003.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kubla Khan, Inc, as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with generally accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, the Company is in the development stage and has limited assets, limited working capital, and has sustained losses during its development stage which together raise substantial doubt about its ability to continue as a going concern. Management plan regarding those matters are also described in the Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moores Rowland Mazars

Chartered Accountants
Certified Public Accountants
Hong Kong

Date: April 8, 2004

Independent Auditors’ Report

To the Board of Directors and Stockholders of

Kubla Khan, Inc.

(A Development Stage Company)

Salt Lake City, UT

We have audited the accompanying balance sheet of Kubla Khan, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, shareholder’s equity and cash flows for the year ended December 31, 2002 and the periods from inception (March 28, 2000) through December 31, 2001 and December 31, 2002. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Kubla Khan, Inc, as of December 31, 2002 and the results of its operations, shareholder’s equity and cash flows for the year ended December 31, 2002 and the periods from inception (March 28, 2000) through December 31, 2001 and December 31, 2002, in conformity with generally accepted accounting principles.

Randy Simpson, CPA, P.C.
A Professional Corporation
March 29, 2003
Sandy, Utah

Kubla Khan, Inc.

(A Development Stage Company)

Balance Sheets

At December 31, 2003 and 2002

	As of December 31,
	2003	2002
	US$	US$
ASSETS

Current assets
Cash	3,794	9,138
Inventory	—	9,830
Deposit	10	10
Prepaid Expenses	—	500
Total Current Assets	3,804	19,478

Property and Equipment – Net of Depreciation of $1,593	—	590

TOTAL ASSETS	3,804	20,068

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	6,815	199
Total Current Liabilities	6,815	199

Commitment and contingencies

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value Authorized 50,000,000 shares; 111,744 shares issued and outstanding	112	112
Paid-in Capital	79,407	75,814
Accumulated deficit	(82,530)	(56,057)
Total Stockholders’ Equity (Deficit)	(3,011)	19,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	3,804	20,068

The accompanying notes are an integral part of these financial statements.

Kubla Khan, Inc.

(A Development Stage Company)

Statements of Operations

Years ended December 31, 2003, 2002 and 2001

	For the year ended December 31,			From Inception March 28, 2000 through December 31,
	2003	2002	2001	2003
	US$	US$	US$	US$

Sales	390	1,329	5,086	6,805

Cost of Sales	308	1,019	3,890	5,217

Gross Profit	82	310	1,196	1,588

Cost and Expenses:
General administrative	(17,689)	(13,472)	(21,967)	(55,988)
Travel expenses	(1,001)	(4,660)	(6,796)	(13,407)
Professional fees	(7,865)	(3,367)	(2,491)	(13,723)
Organizational expenses	—	—	—	(1,000)

Net Loss	(26,473)	(21,189)	(30,058)	(82,530)

Net loss per share (Basic and Diluted)	(0.23)	(0.19)	(0.35)

Weighted Average Shares Common Stock Outstanding	111,744	111,744	86,265

The accompanying notes are an integral part of these financial statements.

Kubla Khan, Inc.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

For the period from inception (March 28, 2000) through year ended December 31, 2003

	Common stock		Paid-in capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Number of shares	$ .001 par value
		US$	US$	US$	US$

Beginning Balance	—	—	—	—	—

Issuance of 36,744 shares of common stock for $7,500 cash	36,744	37	7,463	—	7,500

Capital contribution of services of $1,980 and facilities of $750	—	—	2,730	—	2,730

Net loss for the period from inception – (March 28, 2000) to December 31, 2000	—	—	—	(4,810)	(4,810)
As of December 31, 2000	36,744	37	10,193	(4,810)	5,420

Capital contribution of services of $660 and facilities of $553	—	—	1,213	—	1,213

Issuance of 75,000 shares of common stock for $75,000 cash, net of offering costs of $10,517	75,000	75	64,408	—	64,483

Net loss for the year ended December 31, 2001	—	—	—	(30,058)	(30,058)
As of December 31, 2001	111,744	112	75,814	(34,868)	41,058

Net loss for the year ended December 31, 2002	—	—	—	(21,189)	(21,189)
As of December 31, 2002	111,744	112	75,814	(56,057)	19,869

Capital contribution of facilities	—	—	3,593	—	3,593
Net loss for the year ended December 31, 2003	—	—	—	(26,473)	(26,473)

As of December 31, 2003	111,744	112	79,407	(82,530)	(3,011)

The accompanying notes are an integral part of these financial statements.

Kubla Khan Inc.

(A Development Stage Company)

Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

	For the year ended December 31,			From Inception March 28, 2000 through December 31,
	2003	2002	2001	2003
	US$	US$	US$	US$

Cash flows used in operating activities:
Net Loss	(26,473)	(21,189)	(30,058)	(82,530)
Non-cash expenses:
Capital contribution of services and facilities by stockholder	3,593	—	1,213	7,536
Depreciation	590	649	354	1,593
Inventory written off	9,522	—	—	9,522

Net cash used in operating activities	(12,768)	(20,540)	(28,491)	(63,879)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	2,050	(2,050)	—
(Increase) decrease in inventory	308	1,071	(10,901)	(9,522)
(Increase) decrease in deposits	—	—	(10)	(10)
(Increase) decrease in prepaid expenses	500	(500	—	—
Increase (decrease) in accounts payable	6,616	(44)	(1,106)	6,815
Net cash used by operations	(5,344)	(17,963)	(42,558)	(66,596)

Cash flows used in investing activities:
Purchase of office equipment	—	—	(1,593)	(1,593)
Net cash used in investing activities	—	—	(1,593)	(1,593)

Cash flows from financing activities:
Issuance of common stock for cash	—	—	75,000	82,500
Offering costs charged to capital	—	—	(10,517)	(10,517)
Net decrease (increase) in deferred offering costs	—	—	7,350	—
Advances by (repayments to) officers/stockholder	—	—	(606)	—

Net cash from financing activities	—	—	71,277	3,794

Increase (decrease) in cash	(5,344)	(17,963)	27,076

Cash, at beginning of period	9,138	27,101	25

Cash, at end of period	3,794	9,138	27,101

Supplemental cash flow disclosures:
Interest paid	—	—	—	—
Income taxes paid	—	—	—	—

The accompanying notes are an integral part of these financial statements.

1.              NATURE OF BUSINESS

Kubla Khan, Inc. was incorporated on March 28, 2000, in the state of Utah. Prior to 2001, the Company had not conducted any operations and had incurred only expenses for travel for the review of various business opportunities and marketing strategies. Accordingly, the Company prepares its financial statements in compliance with the requirements for development stage companies.

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

On March 31, 2004, the Company entered into a subscription agreement with two investors, Fang Xuemei and Xu ZhongNan, to issue and sell 5,000,000 fully paid and non-assessable shares of the restricted Common Stock of the Company, par value $0.001, at a per share purchase price of $0.10, for an aggregate of $500,000. The new investors then own approximately 89% of the issued and outstanding stock. Following the change of the Company’s control, the Company abandoned the above-mentioned business. Currently, the Company seeks to identify and complete merger or acquisition with private entities.

2.              SIGNIFICANT ACCOUNTING POLICIES

a.               Basis

The Company uses the accrual method of accounting.

b.               Revenue recognition

Sales are recorded on the date the products are shipped to customers.

c.               Inventory

Inventories of products held for resale are valued at the lower of cost or market, using the FIFO method. Certain product inventory is consigned to retail stores for disposition. However, such items continue to be reflected in the Company’s inventory until the consignee sells them. At that time a sale is recorded and such items are removed from the Company’s inventory and charged to cost of sales.

d.               Property and equipment

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

Property and equipment consists of the following as of December 31, 2003 and 2002:

	2003	2002
	US$	US$
Computer equipment	1,593	1,593
Accumulated depreciation	(1,593)	(1,003)

Net property and equipment	—	590

e.               Income taxes

The Company has not provided for deferred tax assets or liabilities because it has a tax loss carryforward of approximately $82,530 at December 31, 2003 available to offset future profits for the next 20 years. No tax benefit for the loss carryforward has been established due to the Company’s lack of operating history and its ability to demonstrate that it can realize a profit from future operations.

f.                 Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

g.              Per share information

Per share information has been computed using the weighted average number of common shares outstanding during the period.

h.              Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

i.                 Accounting pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

3.              COMMON STOCK / DEFERRED OFFERING COSTS

During 2000, the Company issued 36,744 shares of its common stock to four individuals for $7,500 cash. In May 2001, the Company completed an initial public offering (IPO) of 75,000 shares of its common stock at $1.00 per share. Costs related to the IPO consisting of legal and accounting costs as well as filing fees were deferred and included in other assets at December 31, 2001. Such costs were charged as a reduction to paid in capital upon successful completion of the IPO in 2001.

4.              INCOME TAXES

The Company has adopted the provision of SFAS No. 109 “Accounting for Income Taxes’. It requires recognition of deferred tax liabilities and assets for the expected future tax consequences. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company’s total deferred tax assets as of December 31, 2003 is as follows

US$
Net operating loss carry-forward	13,500
Valuation allowance	(13,500)
—

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the statutory rate was applied to pre-tax loss is as follow:

	For the years ended December 31,
	2003	2002	2001
	US$	US$	US$
Income tax expense at statutory rate	4,500	4,000	5,000
Valuation allowance	(4,500)	(4,000)	(5,000)
	—	—	—

The net operating loss carried forward of $82,530 for federal tax purposes will expire in the year 2023.

5.                                      RELATED PARTY TRANSACTIONS

The Company currently rents its office space from the president on month-to-month basis for $500 per month.

The president of the Company donated 6 months of rental expenses at amount of $3,000 and non-reimbursed expenses paid by him at amount of $593 as capital contribution in 2003.

6.                                      GOING CONCERN

The Company has nominal assets with which to create operating capital. It has an accumulated deficit of $82,530 at December 31, 2003. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to the balance sheet date, the Company has increased its issued and outstanding capital as detailed in note 7 to the financial statements. The management of the Company believes that the proceeds of the offering as mentioned in note 7 to the financial statements, together with other available funds, will be sufficient to meet the Company’s anticipated needs for the new business plan and for working capital and capital expenditures for at least the next thirteen months and, accordingly, as a result of the Company’s proposed plan to identify and complete merger or acquisition with private entities, the Company will remain a going concern in the foreseeable future.

7.                                      SUBSEQUENT EVENTS

On March 31, 2004, the Company completed a private offering of 5,500,000 shares of restricted common stock, par value $0.001, at a per share purchase price of $0.10 to seven unaffiliated individuals, resulting in gross proceeds of $550,000 in cash to the Company. The proceeds will be applied to fund the Company’s proposed plan to identify and complete merger or acquisition with private entities.