Form 10QSB
period 2004-03-31
KUBLA KHAN INC
filed 2004-05-17
CIK 1123440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to

Commission File Number 333-46114

KUBLA KHAN, INC.

(Exact name of small Business Issuer as specified in its charter)

Utah	87-0650976
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

57-71 # High-Tech Industrial Park NanShan, District ShenZhen, P.R. China 51805
(Address of principal executive offices)

011 86 755 26983825
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,6711,744 shares common stock outstanding as of May 1, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

TABLE OF CONTENTS

i

Kubla Khan, Inc.

(A Development Stage Company)

Balance Sheets

At March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

	March 31, 2004	December 31, 2003
	US$	US$
ASSETS

Current assets
Cash	547,728	3,794
Deposit	10	10
Total Current Assets	547,738	3,804

Property and Equipment – Net of Depreciation of $1,593	—	—

TOTAL ASSETS	547,738	3,804

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	17,800	6,815
Total Current Liabilities	17,800	6,815

Commitment and contingencies

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value Authorized 50,000,000 shares; 5,611,744 and 111,744 shares issued and outstanding respectively	5,612	112
Paid-in Capital	623,907	79,407
Accumulated deficit	(99,581)	(82,530)
Total Stockholders’ Equity (Deficit)	529,938	(3,011)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	547,738	3,804

The accompanying notes are an integral part of these financial statements.

Kubla Khan, Inc.

(A Development Stage Company)

Statement of Operations

Periods ended March 31, 2004

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003	Period from Inception (March 28, 2000) to March 31, 2004
	US$	US$	US$

Sales	—	390	6,805

Cost of Sales	—	309	5,217

Gross Profit	—	81	1,588

Cost and Expenses:
General administrative	10	2,581	55,998
Travel expenses	—	718	13,407
Professional fees	17,041	300	30,764
Organizational expenses	—	—	1,000
	17,051	3,599	101,169

Net Loss	(17,051)	(3,518)	(99,581)

Net loss per share (Basic and Diluted)	(0.10)	(0.03)

Weighted Average Shares Common Stock Outstanding	172,184	111,744

Kubla Khan, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the period from inception (March 28, 2000) through period ended March 31, 2004

	Common stock		Paid-in capital	Accumulated deficit	Total shareholders’ equity (deficit)
	Number of shares	$.001 par value
		US$	US$	US$	US$

Beginning Balance	—	—	—	—	—

Issuance of 36,744 shares of common stock for $7,500 cash	36,744	37	7,463	—	7,500

Capital contribution of services of $1,980 and facilities of $750	—	—	2,730	—	2,730

Net loss for the period from inception – (March 28, 2000) to December 31, 2000	—	—	—	(4,810)	(4,810)
As of December 31, 2000	36,744	37	10,193	(4,810)	5,420

Capital contribution of services of $660 and facilities of $553	—	—	1,213	—	1,213

Issuance of 75,000 shares of common stock for $75,000 cash, net of offering costs of $10,517	75,000	75	64,408	—	64,483

Net loss for the year ended December 31, 2001	—	—	—	(30,058)	(30,058)
As of December 31, 2001	111,744	112	75,814	(34,868)	41,058

Net loss for the year ended December 31, 2002	—	—	—	(21,189)	(21,189)
As of December 31, 2002	111,744	112	75,814	(56,057)	19,869
Capital contribution of facilities	—	—	3,593	—	3,593

Net loss for the year ended December 31, 2003	—	—	—	(26,473)	(26,473)
As of December 31, 2003	111,744	112	79,407	(82,530)	(3,011)
Issuance of 5,500,000 shares of common stock for $550,000	5,500,000	5,500	544,500	—	550,000

Net loss for the period ended March 31, 2004	—	—	—	(17,051)	(17,051)
As of March 31, 2004	5,611,744	5,612	623,907	(99,581)	529,938

The accompanying notes are an integral part of these financial statements

Kubla Khan, Inc.

(A Development Stage Company)

Statements of Cash Flows

Periods ended March 31, 2004

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003	Period from Inception (March 28, 2000) to March 31, 2004
	US$	US	US$

Cash flows used in operating activities:
Net Loss	(17,051)	(3,518)	(99,581)
Non-cash expenses:
Capital contribution of services and facilities by stockholder	—	—	7,536
Depreciation	—	176	1,593
Inventory written off	—	—	9,522

Net cash used in operating activities	(17,051)	(3,342)	(80,930)

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	309	—
(Increase) decrease in inventory	—	500	(9,522)
(Increase) decrease in deposits	—	(199)	(10)
Increase (decrease) in accounts payable	10,985	—	17,800
Net cash used by operations	(6,066)	(2,732)	(72,662)

Cash flows used in investing activities:
Purchase of office equipment	—	—	(1,593)
Net cash used in investing activities	—	—	(1,593)

Cash flows from financing activities:
Issuance of common stock for cash	550,000	—	632,500
Offering costs charged to capital	—	—	(10,517)
Net cash from financing activities	550,000	—	621,983

Increase (decrease) in cash	543,934	(2,732)	547,728

Cash, at beginning of period	3,794	9,138	—

Cash, at end of period	547,728	6,406	547,728

Supplemental cash flow disclosures:
Interest paid	—	—	—
Income taxes paid	—	—	—

The accompanying notes are an integral part of these financial statements.

Kubla Khan, Inc.

(A Development Stage Company)

Notes to Financial Statements

Periods ended March 31, 2004

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

b.               Revenue recognition

The Company did not earn any income during the period.

c.               Property and equipment

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

Property and equipment consists of the following as of March 31, 2004 :

US$
Computer equipment	1,593
Accumulated depreciation	(1,593)

Net property and equipment	—

d.               Income taxes

The Company has not provided for deferred tax assets or liabilities because it has a tax loss carryforward of approximately $99,581 at March 31, 2004 available to offset future profits for the next 20 years. No tax benefit for the loss carryforward has been established due to the Company’s lack of operating history and its ability to demonstrate that it can realize a profit from future operations.

e.               Use of estimates

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

f.                 Per share information

Per share information has been computed using the weighted average number of common shares outstanding during the period.

g.              Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

h.              Accounting pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

3.              COMMON STOCK

During 2000, the Company issued 36,744 shares of its common stock to four individuals for $7,500 cash. In May 2001, the Company completed an initial public offering (IPO) of 75,000 shares of its common stock at $1.00 per share. Costs related to the IPO consisting of legal and accounting costs as well as filing fees were deferred and included in other assets at December 31, 2000. Such costs were charged as a reduction to paid-in capital upon successful completion of the IPO in 2001.

On March 31, 2004, the Company completed a private offering of 500,000 shares of its common stock at a per share purchase price of $0.10 to 5 investors resulting in gross proceeds to the Company of $50,000.

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

The Company’s total deferred tax assets as of March 31, 2004 is as follows

US$
Net operating loss carry-forward	16,500
Valuation allowance	(16,500)
—

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the statutory rate was applied to pre-tax loss is as follow:

	For the period ended March 31,
	2004	2003
	US$	US$
Income tax expense at statutory rate	(3,000)	(598)
Valuation allowance	3,000	598
	—	—

The net operating loss carried forward of $99,581 for federal tax purposes will expire in the year 2024.

5.              GOING CONCERN

The Company has nominal assets with which to create operating capital. It has an accumulated deficit of $99,581 at March 31, 2004 and has sustained a loss for the 3-month period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the period, the Company has increased its issued and outstanding capital as detailed in note 3 to the financial statements. The management of the Company believes that the proceeds of the offering and subscription as mentioned in note 3 to the financial statements, together with other available funds, will be sufficient to meet the Company’s anticipated needs for the new business plan and for working capital and capital expenditures and, accordingly, as a result of the Company’s proposed plan to identify and complete merger or acquisition with private entities, the Company will remain a going concern in the foreseeable future.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “Intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

History of the Company

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

On May 13, 2004, we sent an Information Statement to our shareholders, which, among other things, disclosed the approval by the Company and a majority of our shareholders, to increase the number of authorized shares of our Common Stock from 50,000,000 to 100,000,000.  This change to our Articles of Incorporation will become effective upon filing and acceptance of an amendment to our Articles of Incorporation with the Secretary of State of the State of Utah.  We will not file such amendment until at least June 2, 2004, the date which is 20 days after the mailing of the Information Statement.

Plan of Operations

We are currently a “shell” corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for our stockholders. Our management will review and evaluate business ventures for possible mergers or acquisitions. Currently, we are exploring opportunities to engage in such extraordinary corporate transactions but are not a party to any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of our management.

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

We believe that the proceeds of our recent offering, together with other available funds, will be sufficient to meet our anticipated needs for the new business plan and for working capital and capital expenditures for at least the next 12 months. Thereafter, we will need to raise additional funds.

Results of Operations For the Three Months Ended March 31, 2004 and March 31, 2003

Sales

We had no revenues for the three month period ended March 31, 2004 versus $81 in net revenues for the three month period ended March 31, 2003.  Sales in early 2003 consisted of products related to our prior business. As of December 31, 2003, we discontinued our then existing operations.  We have no current operations and expect to continue experiencing losses and do not expect to generate any revenue unless or until a merger, acquisition or other extraordinary corporate transaction takes place.   Even if we do engage in an extraordinary corporate transaction, there is no assurance that our losses will decrease or that we will develop or sustain profitable operations.

Income / Loss

We had a net loss of $17,051 for the three month period ended March 31, 2004 as compared to a net loss of $3,518 in the comparable period in 2003.

As expected, we experienced an elimination in net income due to our abandonment of our prior business plan in calendar year 2003. We believe that our net income will continue to decrease and we may incur losses until an extraordinary corporate transaction takes place. There can be no assurance that we will achieve or maintain profitability or that any revenue growth will take place in the future even if we do engage in an extraordinary corporate transaction.

Expenses

Selling, general, professional fees and administrative expenses for the three month period ended March 31, 2004 were $17,051 versus $3,599 in the comparable period in 2003. The increases in expenses during the three month period ended March 31, 2004 were attributed to an increase in professional fees incurred in connection with forwarding our new business plan.

Cost of Sales

We had no sales and therefore no cost of sales for the three-month period ended March 31, 2004 was versus a cost of sales of $309 in the comparable period in 2003. The elimination in the cost of sales was due to our abandonment of our prior business.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during the period. We believe that inflation will continue to have a negligible effect until we consummate an acquisition of a favorable business opportunity.

Trends, Events, and Uncertainties

Demand for our products (after the acquisition of a favorable business opportunity) will be dependent on, among other things, market acceptance our concept and general economic conditions, which are cyclical in nature.

If, after an extraordinary transaction, a major portion of our activities is the receipt of revenues from the sales of its products, our business operations may be adversely affected by our competitors and prolonged recessionary periods.

Liquidity and Capital Resources

For the Three Month Period Ended March 31, 2004 and 2003.

We did not generate any cash flows from operations for the three month period ended March 31, 2004. The elimination of cash flows from operating activities was attributable to the abandonment of our prior business plan.The net cash used in operating activities for the three-month period ended March 31, 2004 was $17,051 versus $3,342 in the comparable period in 2003.  This increase was due to the increase in professional fees associated with implementing our new business plan.

We have funded our cash needs from inception through March 31, 2004 and to the date of this Report through a series of equity transactions. For example, on March 31, 2004, we consummated a private offering of 5,500,000 shares for gross proceeds of $550,000. We may need additional capital to fund operations over the next 12 months. We expect to remain in a position where the raising of additional funds through equity, debt financing, merger or acquisition will be necessary.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories, impairment of property and equipment and of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

Management does not believe that it has relied on any critical accounting policies, which would have a material effect on our financial statements.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, given our limited operations, our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  As we develop new business or if we engage in an extraordinary transaction we will review our disclosure controls and procedures and make sure that they are adequate.

We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers. We have also undertaken to periodically review our disclosure controls and procedures and internal controls for adequacy and effectiveness.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceeding.

Item 2.  Changes in Securities and Use of Proceeds.

Private Offering of 5,500,000 Shares of Restricted Common Stock

On March 31, 2004, we completed a private offering of 5,500,000 shares of our restricted Common Stock at a per share purchase price of $0.10 to seven individuals, resulting in gross proceeds to us of $550,000.  This private placement resulted in a change of control.  Xuemei Fang and ZhongNan Xu acquired 3,000,000 and 2,000,000 shares of our Common Stock, respectively.  According to a Schedule 13D filed by Fang and Xu, Fang and Xu also jointly own an option to purchase an aggregate of 100,000 shares of Common Stock from the other participants in the private placement.  The consideration was derived from each investor’s personal funds.

Our stock has not been actively traded.  As of April 30, 2004, the last traded price for our Common Stock was $3.00 per share.  At April 30, 2004 the last posted bid price for our Common Stock was $1.13 per share.  There was no posted ask price.  We did not pay any commission or other costs in connection with this offering.  We intend to use the proceeds of this offering to implement our new business plan.  We believe that the issuance of securities was made solely to persons in transactions exempt from registration pursuant to Regulations D and S of the Securities Act of 1933, as amended.

As a result of the sale, the following individuals became beneficial owners of 5% or more of our issued and outstanding shares of Common Stock:

Title of Class	Name of Beneficial Owner	Amount of beneficial ownership		Percent of class
Common Stock	Xuemei Fang	3,100,000	(1)	55.2%
Common Stock	ZhongNan Xu	2,100,000	(1)	37.4%
Common Stock	Mark Peterson Roth IRA	300,000		5.3%

(1) Includes an option to purchase 100,000 shares jointly owned.

This private placement resulted in a change of control.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters To a Vote Of Security Holders.

Amendment of Articles of Incorporation

We have approved an amendment to our Articles of Incorporation to increase the number of shares of Common Stock authorized to be issued from 50,000,000 to 100,000,000.  The resolutions to amend our Articles of Incorporation were adopted by written consent by our Board on April 21, 2004 and by certain of our principal stockholders holding 5,000,000 shares of Common Stock, representing approximately   89% of the then total issued and outstanding Common Stock on April 21, 2004.  Given our new business plan of holding ourselves available for an extraordinary corporate transaction such as a merger or reorganization, the Board deemed it to be in our best interest to increase our capitalization to enable us to engage in activities necessary to implement our new business plan, including without limitation, raising capital.

Election of Directors and Ratification of Appointment of Principal Accountants

On April 21, 2004, certain of our principal stockholders holding or able to direct the vote of 5,000,000 shares of Common Stock, representing approximately 89% of the then total issued and outstanding Common Stock, approved by written consent to re-elect our entire board of directors and ratify our engagement of Moores Rowland Mazars as our principal accountants.

On May 11, 2004, we filed an Information Statement on Schedule 14C disclosing such shareholder and board approvals.  The adoption of the foregoing resolutions will become effective 20 calendar days after the mailing of the Information Statement to our shareholders of record as of April 21, 2004.

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-k.

(a) Reports on Form 8-K:

On April 6, 2004, we filed a Report on Form 8-K disclosing the resignation of our prior principal accountant and our engagement of Moores Rowland Mazars as our new principal accountant.

On April 8, 2004, we filed a Report on Form 8-K with respect to the change in control in us that occurred as a result of the private placement of 5,500,000 shares of Common Stock to certain investors.

(b) Exhibits

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUBLA KHAN, INC.
(Registrant)

Date: May 13, 2004	By: /s/ YaLi Xu
Chief Executive Officer and Director

Date: May 13, 2004	By: /s/ XiaoBin Liu
Chief Financial Officer