Form 10KSB/A
period 2003-03-31
KUBLA KHAN INC
filed 2004-06-07
CIK 1123440

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

The issuer’s revenues for the Fiscal Year ended December 31, 2003 were $390. The aggregate market value of the voting common stock held by non-affiliates of the issuer computed by reference to the last reported bid price of such common stock (no reported ask price was available) as of March 31, 2004 was $464,457.  As of April 1, 2004, there were 5,611,744 shares of the issuer’s common stock outstanding.

The following documents are incorporated by reference:

Transitional Small Business Disclosure Format (check one) Yes   ☐   No   ☒

EXPLANATORY NOTE

The undersigned hereby amends its Annual Report on Form 10-KSB by the addition of Exhibit 16.1.

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

We have provided Simpson with a copy of the above disclosures. Attached, as Exhibit 16.1 is a copy of Simpson’s letter, dated April 9, 2004, stating its agreement with the disclosures in this report contained in this Item 8.

ITEM 13.                                              EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements (included in Part II of this Report):

Report of Independent Certified Public Accountant Financial Statements

Balance Sheets

Statement of Loss And Accumulated Deficit Statements of Cash Flows

Statements of Stockholder’s Equity

Notes to Consolidated Financial Statements

(b) Reports on Form 8-K:

On April 6, 2004, we filed a Report on Form 8-K with respect to the dismissal of our former auditors.

On April 8, 2004, we filed a Report on Form 8-K with respect to the change in control of the Company.

(c) Exhibits

3.1.1	Articles of Incorporation (Exhibit 3.1.1 to Registration Statement on Form SB-2, filed with the Commission on September 19, 2000)
3.1.2	Amendment Articles of Incorporation (Exhibit 3.1.2 to Registration Statement on Form SB-2, filed with the Commission on September 19, 2000)
3.2	Bylaws (Exhibit 3.2 to Registration Statement on Form SB-2, filed with the Commission on September 19, 2000)
14.1	Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-KSB, filed with the Commission on April 13, 2004)
16.1	Letter Re: Change in Certifying Accountant
23.1	Consent of Moores Rowland Mazars (Exhibit 23.1 to Annual Report on Form 10-KSB, filed with the Commission on April 13, 2004)
23.2	Consent of Randy Simpson CPA, P.C. (Exhibit 23.2 to Annual Report on Form 10-KSB, filed with the Commission on April 13, 2004)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act.
99.1	Charter of the Audit Committee (Exhibit 99.1 to Annual Report on Form 10-KSB, filed with the Commission on April 13, 2004)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUBLA KHAN, INC.

Date: June 4, 2004	By:	/s/ YaLi Xu
YaLi Xu
Chief Executive Officer and Director