Form 10QSB
period 2004-06-30
KUBLA KHAN INC
filed 2004-08-18
CIK 1123440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

|_| TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD ________________ TO _________________


                        COMMISSION FILE NUMBER 333-46114

                             ----------------------

                                KUBLA KHAN, INC.
        (Exact name of small business issuer as specified in its charter)


             UTAH                                       87-0650976
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                   57-71 # HIGH-TECH INDUSTRIAL PARK NANSHAN,
                       DISTRICT SHENZHEN, P.R. CHINA 51805
                    (Address of principal executive offices)


                               011 86 755 26983825
                (Issuer's telephone number, including area code)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                                  Yes |X| No |_|

      There were 10,681,744 shares of the Company's common stock outstanding as of August 16, 2004.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION.............................................1

         Item 1.  Financial Statements.....................................1

         Item 2.  Management's Discussion and Analysis or Plan
                    of Operation...........................................8

         Item 3.  Controls and Procedures.................................11

PART II - OTHER INFORMATION...............................................11

         Item 1.  Legal Proceedings.......................................11

         Item 2.  Changes in Securities and Use of Proceeds...............11

         Item 3.  Defaults Upon Senior Securities.........................11

         Item 4.  Submission of Matters To a Vote of Security Holders.....12

         Item 5.  Other Information.......................................12

         Item 6.  Exhibits and Reports on Form 8-K........................12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KUBLA KHAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

                                                          JUNE 30,
                                                            2004          DECEMBER 31,
                                                         (UNAUDITED)          2003
                                                         -----------      -----------
                  ASSETS
Cash                                                     $     1,840      $     3,794
Deferred compensation                                        375,000               --
Deposit                                                           10               10
                                                         -----------      -----------
TOTAL ASSETS                                             $   376,850      $     3,804
                                                         ===========      ===========

      LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable                                               9,805            6,815
                                                         -----------      -----------
Total Liabilities                                              9,805            6,815
                                                         -----------      -----------

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock, $0.001 par value,
     authorized 100,000,000 shares,
     10,681,744 and 111,744 shares issued and
     outstanding, respectively                                10,682              112
   Additional paid-in capital                              1,125,837           79,407
   Deficit accumulated during development stage             (769,474)         (82,530)
                                                         -----------      -----------
   Total Shareholders' Equity (Deficit)                      367,045           (3,011)
                                                         -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)     $   376,850      $     3,804
                                                         ===========      ===========

The accompanying notes are an integral part of these condensed financial statements.

KUBLA KHAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                                PERIOD FROM
                                                                                                              MARCH 28, 2000
                                       FOR THE THREE     FOR THE THREE      FOR THE SIX       FOR THE SIX       (INCEPTION)
                                        MONTHS ENDED      MONTHS ENDED     MONTHS ENDED      MONTHS ENDED         THROUGH
                                       JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004
                                       ------------      ------------      ------------      ------------      ------------
Sales                                            --      $         --      $         --      $        390      $      6,805

     Cost of sales                               --                --                --               309             5,217
                                       ------------      ------------      ------------      ------------      ------------

Gross Profit                                     --                --                --                81             1,588
                                       ------------      ------------      ------------      ------------      ------------

Operating Expenses:
     General administrative                  37,893             2,307            54,944             4,888           110,932

     Travel and entertainment                    --               112                --               830            13,407

     Organizational expenses                     --                --                --                --             1,000

     Professional fees                      632,000               502           632,000               802           645,723
                                       ------------      ------------      ------------      ------------      ------------
         Total Expenses                    (669,893)            2,921           686,944             6,520           771,062
                                       ------------      ------------      ------------      ------------      ------------

Net loss                               $   (669,893)     $     (2,921)     $   (686,944)     $     (6,439)     $   (769,474)
                                       ============      ============      ============      ============      ============

Net loss per share - Basic and
   Diluted                             $      (0.06)     $      (0.03)     $      (0.06)     $      (0.06)
                                       ============      ============      ============      ============

Weighted Average Shares
   Outstanding-- Basic and Diluted       10,681,744           111,744        10,681,744           111,744
                                       ============      ============      ============      ============

The accompanying notes are an integral part of these condensed financial statements.

KUBLA KHAN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 28, 2000 (INCEPTION) THROUGH JUNE 30, 2004
(UNAUDITED)

                                                                                   DEFICIT
                                           COMMON STOCK                         ACCUMULATED
                                     -------------------------     ADDITIONAL       DURING          TOTAL
                                      NUMBER OF        PAR           PAID-IN     DEVELOPMENT     SHAREHOLDERS'
                                       SHARES         VALUE          CAPITAL        STAGE      EQUITY (DEFICIT)
                                     ----------     ----------     ----------     ----------      ----------
Beginning Balance                            --     $       --     $       --     $       --      $       --

Issuance of 36,744 shares of
common stock for $7,500 cash             36,744             37          7,463             --           7,500

Capital contribution of services
of $1,980 and facilities of $750             --             --          2,730             --           2,730

Net loss for the period from
inception - (March 28, 2000) to
December 31, 2000                            --             --             --         (4,810)         (4,810)
                                     ----------     ----------     ----------     ----------      ----------
As of December 31, 2000                  36,744             37         10,193         (4,810)          5,420

Capital contribution of services
of $660 and facilities of $553               --             --          1,213             --           1,213

Issuance of 75,000 shares of
common stock for $75,000 cash,
net of offering costs of $10,517         75,000             75         64,408             --          64,483

Net loss for the year ended
December 31, 2001                            --             --             --        (30,058)        (30,058)
                                     ----------     ----------     ----------     ----------      ----------
As of December 31, 2001                 111,744            112         75,814        (34,868)         41,058

Net loss for the year ended
December 31, 2002                            --             --             --        (21,189)        (21,189)
                                     ----------     ----------     ----------     ----------      ----------
As of December 31, 2002                 111,744            112         75,814        (56,057)         19,869

Capital contribution of
facilities                                   --             --          3,593             --           3,593

Net loss for the year ended
December 31, 2003                            --             --             --        (26,473)        (26,473)
                                     ----------     ----------     ----------     ----------      ----------
As of December 31, 2003                 111,744            112         79,407        (82,530)         (3,011)

Issuance of 5,500,000 shares of
common stock for $550,000             5,500,000          5,500        544,500             --         550,000

Issuance of 5,070,000 shares of
common stock for professional
fees                                  5,070,000          5,070        501,930             --         507,000

Net loss for the six months
ended June 30, 2004                          --             --             --       (686,944)        686,944
                                     ----------     ----------     ----------     ----------      ----------

As of June 30, 2004                  10,681,744     $   10,682     $1,125,837     $ (769,474)     $  367,045
                                     ==========     ==========     ==========     ==========      ==========

The accompanying notes are an integral part of these condensed financial statements.

KUBLA KHAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                       PERIOD FROM
                                                                                      MARCH 28, 2000
                                                         FOR THE SIX    FOR THE SIX     (INCEPTION)
                                                         MONTHS ENDED   MONTHS ENDED     THROUGH
                                                        JUNE 30, 2004  JUNE 30, 2003   JUNE 30, 2004
                                                        -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                               $(686,944)     $  (6,439)     $(769,474)
   Adjustments to reconcile net loss to net cash
   used in operating activities
   Stock based compensation                                 507,000          1,774        507,000
   Capital contribution of services and facilities by
   shareholder                                                   --          1,774          7,536
   Depreciation                                                  --            354          1,593
   Inventory impairment                                          --             --          9,522
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                    --           (591)            --
   (Increase) decrease in prepaid expenses                       --            500             --
   (Increase) decrease in inventory                              --            309         (9,522)
   (Increase) decrease in deposits                               --             --            (10)
   (Increase) decrease in deferred compensation            (375,000)            --       (375,000)
   Increase (decrease) in accounts payable                    2,990           (149)         9,805
                                                          ---------      ---------      ---------
   Net cash used in operating activities                   (551,954)        (4,242)      (618,550)
                                                          ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of office equipment                                  --             --         (1,593)
                                                          ---------      ---------      ---------
   Net cash used in investing activities                         --             --         (1,593)
                                                          ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash                        550,000             --        632,500
   Offering costs charged to capital                             --             --        (10,517)
                                                          ---------      ---------      ---------
   Net cash provided by financing activities                550,000             --        621,983
                                                          ---------      ---------      ---------

NET (DECREASE) INCREASE IN CASH                              (1,954)        (4,242)         1,840

CASH, AT BEGINNING OF PERIOD                                  3,794          9,138             --
                                                          ---------      ---------      ---------

CASH, AT END OF PERIOD                                    $   1,840      $   4,896      $   1,840
                                                          =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:

For the six months ended June 30, 2004, the Company issued 5,070,000 shares of common stock for consulting services valued at $507,000.

The accompanying notes are an integral part of these condensed financial statements.

KUBLA KHAN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2004

1.    NATURE OF BUSINESS

      Kubla Khan, Inc. (the "Company") was incorporated on March 28, 2000 in the State of Utah. The Company had not conducted any operations and had incurred only expenses for travel for the review of various business opportunities and marketing strategies. Accordingly, the Company prepares its financial statements in compliance with the requirements for development stage companies.

      During 2001, upon completion of a public offering of its common stock, the Company began doing business as an overstock and overrun specialist whereby it purchases excess production of clothing and other personal items from manufacturers or jobbers. These items are then transported to the Intermountain Area of Utah where they are sold directly to the public, sold to discount retail stores, or placed on consignment with such stores.

2.    SIGNIFICANT ACCOUNTING POLICIES

(A)   USE OF ESTIMATES

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

(B)   LOSS PER SHARE

            Basic and diluted loss per share has been computed using the weighted average number of common shares outstanding during the period.

(C)   FAIR VALUE OF FINANCIAL INSTRUMENTS

            The Company's financial instruments include cash and accounts payable at June 30, 2004 and December 31, 2003. The carrying values of the financial instruments approximate their fair value due to their relatively short-term nature.

(D)   FOREIGN CURRENCY TRANSLATION

            The condensed financial statements are presented in U.S. dollars. Assets and liabilities are translated at the Chinese Rmb rate in effect at the balance sheet date. Expenses are translated at the average rate in effect during the period. Resulting translation gains or losses are accumulated in a separate component of shareholders' equity. There were no translation gains or losses since the Company's inception because the U.S. dollar and Chinese Rmb conversion rates have been fixed by the government of China.

(E)   INTERIM CONDENSED FINANCIAL STATEMENTS.

            The condensed financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet information as of December 31, 2003 was derived from the audited financial statements included in the Company's Annual Report Form 10-KSB. These interim condensed financial statements should be read in conjunction with that report.

3.    DEFERRED COMPENSATION

      On April 1, 2004, the Company entered into a consulting agreement with a company to perform marketing, mergers and acquisitions and financial consulting services for 12 months. The Company paid the consultant $500,000 and will also reimburse the consulting company for expenses incurred. The amount is being amortized over one year resulting in $125,000 in consulting expenses for the six months ended June 30, 2004 and deferred consulting of $375,000 at June 30, 2004. The Company has also accrued $7,990 of expenses due to the consulting company at June 30, 2004.

4.    COMMON STOCK

      During 2000, the Company issued 36,744 shares of its common stock, par value $0.001 per share (the "Common Stock"), to four individuals for $7,500 cash. In May 2001, the Company completed an initial public offering ("IPO") of 75,000 shares of its common stock at $1.00 per share. Costs related to the IPO consisting of legal and accounting costs as well as filing fees were deferred and included in other assets at December 31, 2000. Such costs were charged as a reduction to paid-in capital upon successful completion of the IPO in 2001.

      On March 31, 2004, the Company completed a private offering of 500,000 shares of its common stock at a per share purchase price of $0.10 to five investors resulting in gross proceeds to the Company of $50,000.

      On March 31, 2004, the Company entered into a subscription agreement with two investors, Fang Xuemei and Xu ZhongNan, to issue and sell 5,000,000 fully paid and non-assessable shares of the restricted Common Stock of the Company, par value $0.001, at a per share purchase price of $0.10, for an aggregate of $500,000. The new investors then owned approximately 89% of the issued and outstanding stock. Following the change of the Company's control, the Company abandoned the above-mentioned business. Currently, the Company seeks to identify and complete a merger or acquisition with private entity.

      As of April 21, 2004, the Company's board of directors approved, among other things, an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized from 50,000,000 to 100,000,000. As of the same date, shareholders of the Company holding 89% of the then total issued and outstanding shares of Common Stock eligible to vote at a meeting of shareholders executed a written consent which approved, among other things, an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized from 50,000,000 to 100,000,000. In connection with such written consent, on or about May 10, 2004, the Company filed a Schedule 14C with the SEC (the "Information Statement"). The Information Statement was amended and re-filed with the SEC on June 7, 2004.

      On June 10, 2004, the Company filed a registration statement on Form S-8 which registered 5,070,000 shares of the Common Stock issuable pursuant to the Kubla Khan, Inc. 2004 Equity Incentive Plan. The 5,070,000 shares of Common Stock were issued to nine consultants in June 2004 for mergers and acquisitions consulting services provided from January 2004 through June 30, 2004. The consulting agreements expired June 30, 2004. The Company determined that the closing market price of its trading common stock was not an accurate measure to value the consulting services received and therefore recorded the consulting expenses for the six months ended June 30, 2004 based on the value of the services, amounting to $507,000.

5.    GOING CONCERN

      The Company has nominal assets with which to create operating capital. It has an accumulated deficit of $769,474 at June 30, 2004 and has a net loss of $686,944 and a negative cash flow from operations of $551,954 for the six months ended June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      During the period, the Company has increased its issued and outstanding capital as detailed in note 4 to the condensed financial statements. The management of the Company believes that the proceeds of the offering and subscription, together with other available funds, will be sufficient to meet the Company's anticipated needs for the new business plan and for working capital and capital expenditures and, accordingly, as a result of the Company's proposed plan to identify and complete a merger or acquisition with private entities, the Company will remain a going concern in the foreseeable future. The Company believes that the proceeds of $550,000 of the March 2004 offering, together with other available funds, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. During this time period, the Company may raise additional capital to fund its new business plan and further development.

6.    SUBSEQUENT EVENT

      On August 5, 2004, the Company entered into an agreement for the sale and purchase of shares (the "Sale Agreement") with Value Global International Limited, a British Virgin Islands company ("Value Global"), JuXiang Ruan, Top Interest International Limited, ZuHong Xu and ZaoZhen Fang, each as shareholders of Value Global, and Qian an and Huan Ya Tong Investment Development Co., Limited. Pursuant to the Sale Agreement, the Company will acquire all of the issued and outstanding equity securities of Value Global and its wholly-owned subsidiary, Shenzhen Shiji RuiCheng Guaranty and Investment Co., Ltd ("Shiji Ruicheng"). Shiji Ruicheng principally provides mortgage and auto loan/lease guarantees in consumer lending transactions, real estate development loan guarantees in real estate transactions, and contract sureties in commercial lending transactions in China. The Company intends to close the acquisition of Value Global on or before August 31, 2004.

      Pursuant to the Sale Agreement, the Company will acquire all of the outstanding shares of Common Stock of Value Global and in exchange issue 46,990,000 shares (the "Shares") of the Company's restricted Common Stock to the four shareholders of Value Global. Based on mutually-agreed upon valuations for each of Value Global and the Company, the shareholders of Value Global will receive the Shares, which Shares will represent approximately 81.5 % of the Company's outstanding Common Stock post-closing. In connection with the Sale Agreement, the Company entered into a Registration Rights and Lock-Up Agreement (the "Registration Rights Agreement") with the four shareholders of Value Global. Pursuant to the Registration Rights Agreement, Value Global's shareholders have agreed to a "lock up" provision whereby they will not sell or otherwise dispose of 85% of the Shares until after either the one year or two year anniversary of the closing date. Under this agreement, the Company also granted Value Global's shareholders certain registration rights with respect to the Shares. The Company intends to amend the Registration Rights Agreement prior to closing the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      Forward Looking Statements

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

      History of the Company

      We were incorporated on March 28, 2000, in the State of Utah. Until June 30, 2004, we operated a business consisting of a purchase overrun and distressed merchandise resale network. On March 31, 2004, we completed a private placement of 5,500,000 shares of our common stock, par value $.001 per share (the "Common Stock"). As part of such private placement we issued 3,000,000 shares of our common stock to Fang Xuemei and 2,000,000 shares of our common stock to Xu ZhongNan. The purchase price per share of each of such shares was $.10, for an aggregate purchase price of $500,000. Such issuance constituted approximately 98% of our issued and outstanding stock. As a result of the acquisition and change in control, we abandoned our business plan of establishing a purchase overrun and distressed merchandise resale network are holding ourselves available for an extraordinary corporate transaction, such as a merger, sale or reorganization. Currently, we are exploring opportunities to engage in such extraordinary corporate transactions but are not a party to any agreement to enter into or engage in any such transactions. In connection with Xuemei and ZhongNan's acquisition of our securities, new directors were added to our board of directors and the old directors tendered their resignations. Our newly constituted board of directors also immediately acted to elect new officers promptly after the change in control.

      A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

      Recent Developments

      We are a "shell" corporation and we seek to identify and complete a merger or acquisition with a private entity whose business we believe will present an opportunity for our shareholders. Our management reviews and evaluates business ventures for possible mergers or acquisitions.

      In connection with such evaluations by our management, on August 5, 2004, we entered into an agreement for the sale and purchase of shares (the "Sale Agreement") with Value Global International Limited, a British Virgin Islands company ("Value Global"), JuXiang Ruan, Top Interest International Limited, ZuHong Xu and ZaoZhen Fang, each as shareholders of Value Global, and Qian Fan and Huan Ya Tong Investment Development Co., Limited. Pursuant to the Sale Agreement, we will acquire all of the issued and outstanding equity securities of Value Global and its wholly-owned subsidiary, Shenzhen Shiji RuiCheng Guaranty and Investment Co., Ltd ("Shiji Ruicheng"). Shiji Ruicheng principally provides mortgage and auto loan/lease guarantees in consumer lending transactions, real estate development loan guarantees in real estate transactions, and contract sureties in commercial lending transactions in China. We intend to close the acquisition of Value Global on or before August 31, 2004. There can be no assurance that we will be able to close the acquisition of Value Global by such date, if at all.

      Pursuant to the Sale Agreement, we will acquire all of the outstanding shares of Common Stock of Value Global and in exchange issue 46,990,000 shares (the "Shares") of our restricted Common Stock to the four shareholders of Value Global. Based on mutually-agreed upon valuations for each of Value Global and us, the shareholders of Value Global will receive the Shares, which Shares will represent approximately 81.5 % of our outstanding Common Stock post-closing. In connection with the Sale Agreement, we entered into a Registration Rights and Lock-Up Agreement (the "Registration Rights Agreement") with the four shareholders of Value Global. Pursuant to the Registration Rights Agreement, Value Global's shareholders have agreed to a "lock up" provision whereby they will not sell or otherwise dispose of 85% of the Shares until after either the one year or two year anniversary of the closing date. Under this agreement, we also granted Value Global's shareholders certain registration rights with respect to the Shares. We intend to amend the Registration Rights Agreement prior to closing the transaction.

      We believe that the proceeds $550,000 from our March 2004 offering, together with other available funds, will be sufficient to meet our anticipated needs for the new business plan and for working capital and capital expenditures for at least the next 12 months. During this time period, we may raise additional capital to enable us to fund our new business plan and further development.

      RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

      Sales

      We had no sales for either of the three or six month periods ended June 30, 2004. We had no sales in the three month period ended June 30, 2004 and had sales of $390 for the six months ended June 30, 2003. Sales in early 2003 consisted of products related to our prior business. As of December 31, 2003, we discontinued our then existing operations. We have no current operations and expect to continue experiencing losses and do not expect to generate any revenue unless we are able to close the acquisition of Value Global or until another similar merger, acquisition or other extraordinary corporate transaction takes place. Even if we acquire Value Global or engage in some other extraordinary corporate transaction, there is no assurance that our losses will decrease or that we will develop or sustain profitable operations.

      Income / Loss

      We had a net loss of $669,893 for the three month period ended June 30, 2004 as compared to a net loss of $2,921 in the comparable period in 2003. We had a net loss of $686,944 for the six month period ended June 30, 2004 as compared to a net loss of $6,439 in the comparable period in 2003.

      As expected, we experienced an elimination of net income due to our abandonment of our prior business plan in calendar year 2003. If we do not undertake any extraordinary corporate transaction in the near future, we will continue to have net losses. If, however, we are able to consummate the acquisition of Value Global (as discussed above) as scheduled on or before August 31, 2004, we believe that we may have net income in the fourth quarter of 2004. Even if we acquire Value Global or undertake some other extraordinary corporate transaction, there is no assurance that our losses will decrease or that we will develop or sustain profitable operations.

      Cost of Sales

      We had no sales and no cost of sales for the three month periods ended June 30, 2004 and June 30, 2003. We had no sales and no costs of sales for the six month period ended June 30, 2004 as compared to sales of $390 and cost of sales of $309 for the six month period ended June 30, 2003. The elimination in the cost of sales for the six month period ended June 30, 2004 as compared to the same period in 2003 was due to our abandonment of our prior business.

      Operating Expenses

      General and administrative expenses for the three month period ended June 30, 2004 were $37,893 versus $2,307 in the comparable period in 2003. The increases in expenses during the three month period ended June 30, 2004 were attributed to an increase in professional fees incurred in connection with forwarding our new business plan. General and administrative expenses for the six month period ended June 30, 2004 were $54,944 versus $4,888 in the comparable period in 2003 for the same reasons as above. Increases in professional fees were the result of $507,000 of stock based compensation and $125,000 of amortization of deferred compensation costs.

      Impact of Inflation

      We believe that inflation has had a negligible effect on operations during the period. We believe that inflation will continue to have a negligible effect until we consummate an acquisition of a favorable business opportunity.

      Trends, Events, and Uncertainties

      Demand for our products (assuming we are able to acquire Value Global or some other favorable business opportunity) will be dependent on, among other things, market acceptance of our concept and general economic conditions, which may be cyclical.

      If, after our acquisition of Value Global or some other extraordinary transaction, a major portion of our activities is the receipt of revenues from the sales of such acquiree's products and services, our business operations may be adversely affected by our competitors and prolonged recessionary periods.

      Liquidity and Capital Resources

      We have nominal assets with which to create operating capital. We had an accumulated deficit of $769,474 at June 30, 2004 and had a net loss of $686,944 and a negative cash flow from operations of $551,954 for the six months ended June 30, 2004. These factors raise substantial doubt about our ability to continue as a going concern.

      During the period, we have increased our issued and outstanding capital. Our management believes that the proceeds of the offering and subscription, together with other available funds, will be sufficient to meet our anticipated needs for the new business plan and for working capital and capital expenditures and, accordingly, as a result of our proposed plan to identify and complete a merger or acquisition with private entities, we will remain a going concern in the foreseeable future. We believe that the proceeds of $550,000 of the March 2004 offering, together with other available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. During this time period, we may raise additional capital to fund our new business plan and further development. On a long-term basis, liquidity is dependent on establishing operations, receipt of revenues, additional infusions of capital and debt financing. If necessary, we may raise capital through a stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.

      We did not generate any cash flows from operations for the six month period ended June 30, 2004. The elimination of cash flows from operating activities was attributable to the abandonment of our prior business plan. The net cash used in operating activities for the six month period ended June 30, 2004 was $551,954 versus $4,242 in the comparable period in 2003. This increase was due to the payment of consulting fees associated with implementing our new business plan.

      Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations in this quarterly report are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories, impairment of property and equipment and of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

      Management does not believe that it has relied on any critical accounting policies, which would have a material effect on our financial statements.

      Off-Balance Sheet Arrangements

      Not applicable.

ITEM 3. CONTROLS AND PROCEDURES.

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, given our limited operations, our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As we develop new business or if we engage in an extraordinary transaction we will review our disclosure controls and procedures and make sure that they are adequate.

      We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers. We have also undertaken to periodically review our disclosure controls and procedures and internal controls for adequacy and effectiveness.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are not currently a party to any pending material legal proceeding.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On April 21, 2004, by written consent, our shareholders holding 89% of our Common Stock eligible to vote at a meeting of shareholders (i) approved an amendment to our Articles of Incorporation to increase the number of shares of Common Stock authorized to be issued from 50,000,000 to 100,000,000, (ii)
approved the re-election of our entire board of directors, and (iii) ratified the engagement of Moores Rowland Mazars to serve as our principal accountants. We filed an Information Statement on Schedule 14C with the SEC on May 10, 2004, as amended June 7, 2004. The Information Statement was mailed to our shareholders on or about May 10, 2004.

ITEM 5. OTHER INFORMATION.

      As of August 5, 2004, we entered into an Agreement for the Sale and Purchase of Shares (the "Sale Agreement") with Value Global International Limited, a British Virgin Islands company ("Value Global"), JuXiang Ruan, Top Interest International Limited, ZuHong Xu and ZaoZhen Fang, each as shareholders of Value Global, and Qian Fan and Huan Ya Tong Investment Development Co., Limited. Pursuant to the Sale Agreement, we will acquire all of the issued and outstanding equity securities of Value Global and its wholly-owned subsidiary, Shenzhen Shiji RuiCheng Guaranty and Investment Co., Ltd ("Shiji Ruicheng"). Shiji Ruicheng principally provides mortgage and auto loan/lease guarantees in consumer lending transactions, real estate development loan guarantees in real estate transactions, and contract sureties in commercial lending transactions in China. We intend to close the acquisition of Value Global on or before August 31, 2004. There can be no assurance that we will be able to close the acquisition of Value Global by such date, if at all.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)   REPORTS ON FORM 8-K:

      On April 6, 2004, we filed a current report on Form 8-K disclosing the resignation of our prior principal accountant and our engagement of Moores Rowland Mazars as our new principal accountant.

      On April 8, 2004, we filed a current report on Form 8-K with respect to the change in control in us that occurred as a result of the private placement of 5,500,000 shares of Common Stock to certain investors.

      On June 6, 2004, we filed a current report on Form 8-K/A which amended the current report we filed on April 6, 2004 in connection with the resignation of our prior principal accountant and our engagement of Moores Rowland Mazara as our new principal accountant.

(B)   EXHIBITS

         3.1.1 Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1.1 to Registration Statement on Form SB-2, filed with the Commission on September 19, 2000)

         3.1.2 Amendment to the Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1.2 to Registration Statement on Form SB-2, filed with the Commission on September 19, 2000)

         3.1.3    Amendment to the Amended Articles of Incorporation.

         3.2 Bylaws (Incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form SB-2, filed with the Commission on September 19, 2000)

         31.1     Certification  of the  Chief  Executive  Officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification  of the  Chief  Financial  Officer  pursuant  to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification  of the  Chief  Executive  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification  of the  Chief  Financial  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 KUBLA KHAN, INC.
                                 (Registrant)

Date:  August 18, 2004           By: /s/ YaLi Xu
                                     ------------------------
                                     Name: YaLi Xu
                                     Title: Chief Executive Officer and Director


Date:  August 18, 2004               /s/ XiaoBin Liu
                                     ---------------------------
                                     Name:  XiaoBin Liu
                                     Title:  Chief Financial Officer