Form 10QSB
period 2004-09-30
CHINA FINANCE, INC.
filed 2004-11-18
CIK 1123440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2004

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period                     to

                        Commission File Number 333-46114

                             ----------------------

                               CHINA FINANCE, INC.
        (Exact name of small business issuer as specified in its charter)

             Utah                                        87-0650976
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                          11 Pavonia Avenue, Suite 615
                          Jersey City, New Jersey 07310
                    (Address of principal executive offices)

                                 (201) 216-0880
                (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

      There were 57,671,744 shares of the Company's common stock outstanding as of November 15, 2004.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                                     TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I -          FINANCIAL INFORMATION.........................................................................1

         Item 1.  Condensed Financial Statements and Notes thereto..............................................1

         Item 2.  Management's Discussion and Analysis or Plan of Operation.....................................9

         Item 3.  Controls and Procedures......................................................................12

PART II -         OTHER INFORMATION............................................................................12

         Item 1.  Legal Proceedings............................................................................12

         Item 2.  Changes in Securities and Use of Proceeds....................................................12

         Item 3.  Defaults Upon Senior Securities..............................................................12

         Item 4.  Submission of Matters To a Vote of Security Holders..........................................12

         Item 5.  Other Information............................................................................12

         Item 6.  Exhibits.....................................................................................13

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Financial Statements and Notes thereto.

China Finance, Inc.
(A Development Stage Company)
Condensed Balance Sheets

                                                          September 30,
                                                              2004         December 31,
                                                           (Unaudited)       2003
                                                           -----------    -----------
                                    ASSETS                      US$           US$

Current Assets
    Cash                                                   $    54,775    $     3,794
    Deferred compensation                                      250,000             --
    Deposit                                                         10             10
                                                           -----------    -----------
TOTAL ASSETS                                                   304,785          3,804
                                                           ===========    ===========
                      LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                             9,805          6,815
    Due to related party                                       114,920             --
                                                           -----------    -----------
       Total Current Liabilities                               124,725          6,815

Shareholders' Equity
   Common stock, $0.001 par value,
     Authorized shares; 100,000,000
     Issued and outstanding shares;
     111,744 and 10,681,744, respectively                       10,682            112
      Additional paid-in capital                             1,125,837         79,407
      Deficit accumulated during development stage            (956,459)       (82,530)
                                                           -----------    -----------
   Total Shareholders' Equity                                  180,060         (3,011)
                                                           -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   304,785    $     3,804
                                                           ===========    ===========

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

                                                                                                      Period from
                                    For the Three   For the Three    For the Nine    For the Nine     March 28, 2000
                                     Months Ended    Months Ended    Months Ended    Months Ended      (Inception)
                                     September 30,  September 30,    September 30,    September 30,  to September 30,
                                         2004            2003            2004            2003             2004
                                      ------------    ------------    ------------    ------------    ------------
Sales                                 $         --    $         --    $         --    $        390    $      6,805

   Cost of sales                                --              --              --            (309)         (5,217)
                                      ------------    ------------    ------------    ------------    ------------

Gross Profit                                    --              --              --              81           1,588
                                      ------------    ------------    ------------    ------------    ------------

Operating Expenses:

   General and administrative               61,985           2,130         116,929           7,018         155,876

   Travel and entertainment                     --             137              --             967          13,407

   Organizational expenses                      --              --              --              --           1,000

   Professional fees                       125,000             294         757,000           1,096         787,764
                                      ------------    ------------    ------------    ------------    ------------

         Total Expenses                    186,985           2,561         873,929           9,081         958,047
                                      ------------    ------------    ------------    ------------    ------------

Net loss                              $   (186,985)   $     (2,561)   $   (873,929)   $     (9,000)   $   (956,459)
                                      ============    ============    ============    ============    ============

Net loss per share - Basic and
   Diluted                            $      (0.02)   $      (0.02)   $      (0.08)   $      (0.08)
                                      ============    ============    ============    ============

Weighted Average Shares
   Outstanding -- Basic and Diluted     10,681,744         111,744      10,681,744         111,744
                                      ============    ============    ============    ============

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc.
(A Development Stage Company)
Statement of Shareholders' Equity (Deficit)
For the period from March 28, 2000 (inception) through September 30, 2004 (Unaudited)

                                                                                          Deficit
                                                                                        Accumulated
                                     Common stock                                         During             Total
                                      Number of         Par          Additional         Development      Shareholders'
                                       Shares          Value       Paid-In Capital         Stage         Equity (Deficit)
                                   --------------   --------------   --------------   --------------    --------------
Beginning Balance                              --   $           --   $           --   $           --    $           --

Issuance in March 2000 of 36,744
shares of common stock for
$7,500 cash                                36,744               37            7,463               --             7,500

Capital contribution of services
of $1,980 and facilities of $750               --               --            2,730               --             2,730

Net loss for the period from
inception - (March 28, 2000) to
December 31, 2000                              --               --               --           (4,810)           (4,810)
                                   --------------   --------------   --------------   --------------    --------------
As of December 31, 2000                    36,744               37           10,193           (4,810)            5,420

Capital contribution of services
of $660 and facilities of $553                 --               --            1,213               --             1,213

Issuance in March 2001 of 75,000
shares of common stock for
$75,000 cash, net of offering
costs of $10,517                           75,000               75           64,408               --            64,483

Net loss for the year ended
December 31, 2001                              --               --               --          (30,058)          (30,058)
                                   --------------   --------------   --------------   --------------    --------------
As of December 31, 2001                   111,744              112           75,814          (34,868)           41,058

Net loss for the year ended
December 31, 2002                              --               --               --          (21,189)          (21,189)
                                   --------------   --------------   --------------   --------------    --------------
As of December 31, 2002                   111,744              112           75,814          (56,057)           19,869

Capital contribution of
facilities                                     --               --            3,593               --             3,593

Net loss for the year ended
December 31, 2003                              --               --               --          (26,473)          (26,473)
                                   --------------   --------------   --------------   --------------    --------------
As of December 31, 2003                   111,744              112           79,407          (82,530)           (3,011)

Issuance in March 2004 of
5,500,000 shares of common stock
for $550,000                            5,500,000            5,500          544,500               --           550,000

Issuance in June 2004 of
5,070,000 shares of common stock
for professional fees                   5,070,000            5,070          501,930               --           507,000

Net loss for the nine months
ended September 30, 2004                       --               --               --         (873,929)         (873,929)

As of September 30, 2004               10,681,744           10,682        1,125,837         (956,459)          180,060
                                   ==============   ==============   ==============   ==============    ==============

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

                                                         For the Nine                            Period from
                                                         Months Ended        For the Nine      March 28, 2000
                                                         September 30,       Months Ended    (Inception) through
                                                             2004         September 30, 2003   September 30, 2004
                                                              US$                US$                US$
                                                           -------------    -------------    -------------
Cash Flows Used in Operating Activities:
   Net loss                                                $    (873,929)   $      (9,000)   $    (956,459)
   Adjustments to reconcile net loss to net cash used by
   operating activities:
   Common stock issued for professional fees                     507,000            3,593          514,536
   Depreciation                                                       --              334            1,593
   Inventory written off                                              --               --            9,522
Changes in Operating Assets and Liabilities:
   (Increase) decrease in deferred compensation                 (250,000)              --         (250,000)
   (Increase) decrease in inventory                                   --              309           (9,522)
   (Increase) decrease in deposits                                    --               --              (10)
   (Increase) decrease in prepaid expenses                            --               --               --
   Increase (decrease) in accounts payable                         2,990              500            9,805
   Increase (decrease) due to related party
                                                                 114,920               --          114,920
                                                           -------------    -------------    -------------
   Net cash used by operating activities                        (499,019)          (4,463)        (565,615)
                                                           -------------    -------------    -------------
Cash Flows Used in Investing Activities:
   Purchase of office equipment                                       --               --           (1,593)
                                                           -------------    -------------    -------------
   Net cash used by investing activities                              --               --           (1,593)
                                                           -------------    -------------    -------------
Cash Flows From Financing Activities:
   Issuance of common stock for cash net                         550,000               --          621,983
                                                           -------------    -------------    -------------
   Net cash provided by financing activities                     550,000               --          621,983
                                                           -------------    -------------    -------------
Increase (decrease) in cash                                       50,981           (4,463)          54,775
Cash, at beginning of period                                       3,794            9,138               --
                                                           -------------    -------------    -------------
Cash, at end of period                                     $      54,775    $       4,675    $      54,775
                                                           =============    =============    =============
Supplemental Cash Flow Disclosures
Interest paid                                              $          --    $          --    $          --
                                                           =============    =============    =============
Income taxes paid                                          $          --    $          --    $          --
                                                           =============    =============    =============


The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)
As Of September 30, 2004

      1.    NATURE OF BUSINESS

            China Finance, Inc. (formerly known as Kubla Khan, Inc.) (the "Company") was incorporated on March 28, 2000 in the State of Utah. The Company had not conducted any operations and had incurred only expenses for travel for the review of various business opportunities and marketing strategies. Accordingly, the Company prepares its financial statements in compliance with the requirements for development stage companies.

            From 2001 to 2003, upon completion of a public offering of its common stock, the Company began doing business as an overstock and overrun specialist whereby it purchases excess production of clothing and other personal items from manufacturers or jobbers. These items are then transported to the Intermountain Area of Utah where they are sold directly to the public, sold to discount retail stores, or placed on consignment with such stores. In 2003, the Company abandoned its overrun stock business.

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

      (b)   Loss Per Share

            Loss per common share has been computed using the weighted average number of common shares outstanding during the period.

      (c)   Fair Value of Financial Instruments

            The Company's financial instruments include cash, accounts payable and due to related party at September 30, 2004 and December 31, 2003. The carrying values of the financial instruments approximate their fair value due to their relatively short-term nature.

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

      (e)   Interim Condensed Financial Statements.

            The condensed financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet information as of December 31, 2003 was derived from the audited financial statements included in the Company's Annual Report Form 10-KSB. These interim condensed financial statements should be read in conjunction with that report.

      3.    DEFERRED COMPENSATION

            On April 1, 2004, the Company entered into a consulting agreement with a company to perform marketing, mergers and acquisitions and financial consulting services for 12 months. The Company paid the consultant $500,000 and will also reimburse the consulting company for expenses incurred. The amount is being amortized over one year resulting in $250,000 in consulting expenses for the nine months ended September 30, 2004 and deferred consulting of $250,000 at September 30, 2004. The Company has also accrued $7,990 of expenses due to the consulting company at September 30, 2004.

      4.    DUE TO RELATED PARTY

            From July 1, 2004 to September 30, 2004, the Company received cash advances in the amount of $114,920 from Shenzhen Shiji Ruicheng Guaranty and Investment Co. Ltd., for the Company's daily operating expenses, etc. The cash advances are non-interesting bearing, unsecured, and are repayable on demand. The Company entered into a merger agreement with Value Global International Limited which is the parent company of Shiji Ruicheng Guaranty and Investment Co. Ltd. Also see Note 7.

      5.    COMMON STOCK

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

            On June 10, 2004, the Company filed a registration statement on Form S-8 which registered 5,070,000 shares of the Common Stock issuable pursuant to the China Finance, Inc. 2004 Equity Incentive Plan. The 5,070,000 shares of Common Stock were issued to nine consultants in June 2004 for mergers and acquisitions consulting services, provided from January 2004 through June 30, 2004. The consulting agreements expired June 30, 2004. The Company determined that the closing market price of its trading common stock was not an accurate measure to value the consulting services received and therefore recorded the consulting expenses for the nine months ended September 30, 2004 based on the value of the services, amounting to $507,000.

      6.    GOING CONCERN

            The Company has nominal assets with which to create operating capital. It has an accumulated deficit of $956,459 at September 30, 2004 and has a net income of $0 and a negative cash flow from operating activities of $499,019 for the nine months ended September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

            During the period, the Company has increased its issued and outstanding capital as detailed in Note 4 to the condensed financial statements. The management of the Company believes that the proceeds of the offering and subscription, together with other available funds, will be sufficient to meet the Company's anticipated needs for the new business plan and for working capital and capital expenditures and, accordingly, as a result of the Company's proposed plan to identify and complete merger or acquisition with private entities, the Company will remain a going concern in the foreseeable future. The Company believes that the proceeds of $550,000 of the March 2004 offering, together with other available funds, will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. During this time period, the Company may raise additional capital to fund its new business plan and further development.

      7.    SUBSEQUENT EVENT

            On October 8, 2004, the Company completed the acquisition (the "Acquisition") of all of the issued and outstanding equity securities of Value Global International Limited, a British Virgin Islands company ("Value Global") and its wholly-owned subsidiary, Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd. ("Shiji Ruicheng"). Shiji Ruicheng principally provides corporate financial guarantees, including business loan guarantees and surety guarantees to China-based businesses looking to expand into the United States, and consumer loan guarantees and professional services to aid individuals in obtaining loans for their homes and personal assets. Upon completion of the Acquisition, Value Global became a wholly-owned subsidiary of the Company.

            The Company acquired all of the outstanding shares of Value Global and in exchange issued shares of its common stock to each of the shareholders of Value Global. Based on mutually-agreed upon valuations for each of Value Global and the Company, the shareholders of Value Global received 46,990,000 restricted shares (the "Shares") of the Company's common stock, representing approximately 81.5 % of the outstanding common stock of the Company as of October 8, 2004, for their holdings in Value Global. On August 5, 2004, the Company entered into an agreement for the sale and purchase of shares (the "Sale Agreement") with Value Global, JuXiang Ruan, Top Interest International Limited, ZuHong Xu and ZaoZhen Fang, each as shareholders of Value Global, and Qian Fan and Huan Ya Tong Investment Development Co., Limited, which agreement set forth the terms of the Acquisition.

            In connection with the Acquisition, the Company entered into a Registration Rights and Lock-Up Agreement (the "Registration Rights Agreement") with the four shareholders of Value Global. Pursuant to the Registration Rights Agreement, Value Global's shareholders have agreed to a "lock up" provision whereby they will not sell or otherwise dispose of the Shares until after either one year (with respect to 25% of the Shares) or two years (with respect to 60% of the Shares) from October 8, 2004. Under the Registration Rights Agreement, the Company also granted Value Global's shareholders certain registration rights with respect to the Shares.

            The table below reflects selected unaudited pro forma combined balance sheet as of September 30, 2004, which assumes that the Acquisition occurred January 1, 2004.

                               CHINA FINANCE, INC.
               SELECTED UNAUDITED PRO FORMA COMBINED BALANCE SHEET

                              VALUE          CHINA        PRO FORMA
                             GLOBAL         FINANCE       COMBINED
                           -----------   -----------    -----------
Sales                      $ 4,781,395   $        --    $ 4,781,395
Net income (loss)          $ 3,957,170   $  (186,985)   $ 3,770,185
Weighted Average Shares
   Outstanding
    -- Basic and Diluted            --            --     57,671,744
Earnings per share
    -- Basic and Diluted            --            --    $     0.065
Total assets               $16,131,576   $   304,785    $16,436,361
Total liabilities          $    42,150   $   124,725    $   166,875

----------

         During the quarter ended September 30, 2004, Value Global rendered services of surety guaranty for both contracting parties of a reverse merger transaction under two separate service contracts for total service income of $4,777,645 of which the surety guaranty service of $575,000 was from two of the contracting parties, Top Interest International Limited and Xuemei Fang, which are major shareholders (22.4% and 5.2% interest, respectively) of China Finance, Inc. after the Acquisition.

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

            History of the Company

         We were incorporated on March 28, 2000, in the State of Utah. From 2001 to 2003, we operated a business consisting of a purchase overrun and distressed merchandise resale network. On March 31, 2004, we completed a private placement of 5,500,000 shares of our common stock, par value $.001 per share (the "Common Stock"). As part of such private placement we issued 3,000,000 shares of our common stock to Fang Xuemei and 2,000,000 shares of our common stock to Xu ZhongNan. The purchase price per share of each of such shares was $.10, for an aggregate purchase price of $500,000. Such issuance constituted approximately 98% of our issued and outstanding stock. As a result of the acquisition and change in control, we abandoned our business plan of establishing a purchase overrun and distressed merchandise resale network are holding ourselves available for an extraordinary corporate transaction, such as a merger, sale or reorganization.

         On or about May 10, 2004, we sent an Information Statement to our shareholders, which, among other things, disclosed the approval by the Company and a majority of our shareholders, to increase the number of authorized shares of our Common Stock from 50,000,000 to 100,000,000. This change to our Articles of Incorporation has become effective upon filing and acceptance of an amendment to our Articles of Incorporation with the Secretary of State of the State of Utah. We have filed the amendment on June 7, 2004, the date which was 20 days after the mailing of the Information Statement.

            Recent Developments

         In June, 2004, our board of directors decided to enter into the surety guarantee business. Specifically, we decided to focus on providing surety guarantees to China-based companies that were seeking to expand operations into the United States.

         On October 8, 2004, we completed the acquisition (the "Acquisition") of all of the issued and outstanding equity securities of Value Global International Limited, a British Virgin Islands company ("Value Global") and its wholly-owned subsidiary, Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd. ("Shiji Ruicheng"). Value Global had acquired Shiji Ruicheng on July 1, 2004. Upon completion of the Acquisition, Value Global became our wholly-owned subsidiary.

         We acquired all of the outstanding shares of Value Global and in exchange issued shares of our common stock to each of the shareholders of Value Global. Based on mutually-agreed upon valuations for each of Value Global and the Company, the shareholders of Value Global received 46,990,000 restricted shares (the "Shares") of our common stock, representing approximately 81.5 % of our outstanding common stock as of October 8, 2004, for their holdings in Value Global. On August 5, 2004, we entered into an agreement for the sale and purchase of shares (the "Sale Agreement") with Value Global, JuXiang Ruan, Top Interest International Limited, ZuHong Xu and ZaoZhen Fang, each as shareholders of Value Global, and Qian Fan and Huan Ya Tong Investment Development Co., Limited, which agreement set forth the terms of the Acquisition.

         In connection with the Acquisition, we entered into a Registration Rights and Lock-Up Agreement (the "Registration Rights Agreement") with the four shareholders of Value Global. Pursuant to the Registration Rights Agreement, Value Global's shareholders agreed to a "lock up" provision whereby they will not sell or otherwise dispose of the Shares until after either one year (with respect to 25% of the Shares) or two years (with respect to 60% of the Shares) from October 8, 2004. Under the Registration Rights Agreement, we also granted Value Global's shareholders certain registration rights with respect to the Shares.

         Our Business

         Prior to the Acquisition, we were a public "shell" company with nominal assets. Our former business was acquiring closeout merchandise and selling it to retailers or individuals. As of December 31, 2003, we discontinued operations of this business.

         Shiji Ruicheng's Business and Industry

         Through our wholly owned subsidiary, Shiji Ruicheng, we operate in two business segments, namely, (1) providing performance guarantees to Chinese companies wishing to be acquired by a United States reporting company and (2) providing corporate and consumer loan guarantees in China, on behalf of Chinese borrowers.

         We identify and due diligence Chinese companies that we consider suitable to become public in the U.S. and guarantee to the Chinese company that a U.S. company, once identified and after such U.S. company has entered an acquisition agreement with the Chinese company, will perform its obligations under the acquisition agreement. We receive fees for providing such guarantee primarily in the form of cash and shares of the Chinese company pre-merger.

         Shiji Ruicheng also provides loan guarantees to small- and medium-sized enterprises and individuals in China to enable such enterprises and individuals to obtain loans. This segment of our business generates an up-front fee based on the amount and type of loan being obtained by our client.

         We believe that the proceeds $550,000 from its March 2004 offering, together with other available funds, will be sufficient to meet our anticipated needs for the new business plan and for working capital and capital expenditures for at least the next 12 months.

            Results of Operations For the Three and Nine Month Periods Ended September 30, 2004 and September 30, 2003

         Sales

         We had no sales for either of the three and nine month periods ended September 30, 2004. We had no sales in the three month period ended September 30, 2003 and had sales of $390 for the nine months ended September 30, 2003. Sales in early 2003 consisted of products related to our prior business. As of December 31, 2003, we discontinued our then existing operations.

         Income / Loss

         We had a net loss of $186,985 and $2,561, respectively, for the three month periods ended September 30, 2004 and 2003, as compared to a net loss of $873,929and $9,000, respectively, for the nine month periods ended September 30, 2004 and 2003. As expected, we experienced an elimination of net income due to our abandonment of our prior business plan as of December 31, 2003.

         Cost of Sales

         We had no sales and no cost of sales for the three month period ended September 30, 2004 and 2003. We had no sales and no costs of sales for the nine month period ended September 30, 2004 as compared to sales of $390 and cost of sales of $309 for the nine month period ended September 30, 2003. The elimination in the cost of sales for the nine month period ended September 30, 2004 as compared to the same period in 2003 was due to our abandonment of our prior business.

         Operating Expenses

         General and administrative expenses for the three month period ended September 30, 2004 were $61,985 versus $2,130 in the comparable period in 2003. The increases in expenses during the three month period ended September 30, 2004 were attributed to an increase in professional fees incurred in connection with forwarding our new business plan. General and administrative expenses for the nine month period ended September 30, 2004 were $116,929 versus $7,018 in the comparable period in 2003 for the same reasons as above. Increases in professional fees were the result of $507,000 of stock based compensation and $125,000 of amortization of deferred compensation costs.

         Impact of Inflation

         We believe that inflation has had a negligible effect on operations during the period. We believe that inflation will continue to have a negligible effect until we consummate an acquisition of a favorable business opportunity.

         Liquidity and Capital Resources

         We have current assets of $304,785. We had an accumulated deficit of $956,459 at September 30, 2004 and had a net loss of $873,929 and a negative cash flow from operating activities of $499,019 for the nine months ended September 30, 2004. These factors raise substantial doubt about our ability to continue as a going concern.

         During the period, we have increased our issued and outstanding capital. Our management believes that the proceeds of the offering and subscription, together with other available funds, will be sufficient to meet our anticipated needs for our proposed surety guarantee business and for working capital and capital expenditures and, accordingly, we will remain a going concern in the foreseeable future. We believe that the proceeds of $550,000 of the March 2004 offering, together with other available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. During this time period, we may raise additional capital to fund our proposed surety guarantee business.

         We did not generate any cash flows from operations for the nine month period ended September 30, 2004. The elimination of cash flows from operating activities was attributable to the abandonment of our prior business plan. The net cash used in operating activities for the nine month period ended September 30, 2004 was $499,019 versus $4,463 in the comparable period in 2003. This increase was due to the increase of operating expenses and working capital associated with commencing our surety guarantee business for the nine months ended September 30, 2004 compared to the same period in 2003.

         We have funded our cash needs from inception through September 30, 2004 and to the date of this quarterly report through a series of equity transactions. For example, on March 31, 2004, we consummated a private offering of 5,500,000 shares for gross proceeds of $550,000. We may need additional capital to fund operations over the next 12 months. We expect to remain in a position where the raising of additional funds through equity, debt financing, merger or acquisition will be necessary. On a long-term basis, liquidity is dependent on establishing operations, receipt of revenues, additional infusions of capital and debt financing. If necessary, we may raise capital through a stock offering. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.

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

PART II -OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not currently a party to any pending material legal proceeding.

Item 2.  Changes in Securities and Use of Proceeds.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters To a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits.

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

            3.1.3 Amendment to the Amended Articles of Incorporation.

            3.2.1 Bylaws (Incorporated herein by reference to Exhibit 3.2 to
                  Registration Statement on Form SB-2, filed with the Commission on September 19, 2000)

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

                                 CHINA FINANCE, INC.
                                 (Registrant)

Date:  November 18, 2004         By: /s/ Zhiyong Xu
                                     ------------------------------------------
                                 Name:  Zhiyong Xu
                                 Title: Chief Executive Officer and Chairman
                                        of the Board

Date:  November 18, 2004
                                 By: /s/ Charles Wang
                                     -------------------------------------------
                                 Name:  Charles Wang
                                 Title: Chief Financial Officer and Secretary