Form 10KSB
period 2004-12-31
CHINA FINANCE, INC.
filed 2005-03-28
CIK 1123440

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Fiscal Year Ended: December 31, 2004

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                          Commission File No. 333-46114

                               China Finance, Inc.
                      (Exact name of issuer in its charter)


                Utah                                87-0650976
     (State of Incorporation)                (I.R.S. Employer I.D. No.:)

                         111 Pavonia Avenue, Suite 615,
                              Jersey City, NJ 07310
                                  201-216-0880
          (Address and telephone number of principal executive offices)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:  None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of each class to be so registered:    Common Stock, par value $0.001 per
                                            share

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2004 were $4,822,976.

The aggregate market value of the common stock, par value $0.001 per share, held by non-affiliates of the issuer was approximately $7,183,164 based on the closing bid price of $1.39 per share of common share as reported by the OTC Bulletin Board on March 1, 2005. As of March 1, 2005, there were 57,671,744 shares of the issuer's common stock outstanding.

The following documents are incorporated by reference:
None.

Transitional Small Business Disclosure Format (check one)   Yes |_|     No |X|

                                TABLE OF CONTENTS

                                                                          Page

PART I                                                                      1

      Item 1.     Description of Business...................................1

      Item 2.     Description of Property...................................9

      Item 3.     Legal Proceedings.........................................9

      Item 4.     Submission of Matters to a Vote of Security Holders.......9

PART II                                                                     9

     Item 5.     Market for Common Equity and Related Stockholder
                 Matters....................................................9

     Item 6.     Management Discussion and Analysis and Plan of
                 Operations................................................10

     Item 7.     Financial Statements......................................12

     Item 8.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.......................27

     ITEM 8A.    Controls and Procedures...................................27

     ITEM 8B.    Other Information.........................................27

PART III                                                                   27

     Item 9.     Directors and Executive Officers of the Registrant........27

     Item 10.    Executive Compensation....................................29

     Item 11.    Security Ownership of Certain Beneficial
                 Owners and Management.....................................31

     Item 12.    Certain Relationships and Related Transactions............33

     Item 13.    Exhibits and annual reports on Form 8-K...................33

     Item 14.    Principal Accountant Fees and Services....................35

SIGNATURES.................................................................37

                                     PART I

         Certain statements in this annual report on Form 10-KSB are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of China Finance, Inc., a Utah corporation, and other statements contained in this annual report that are not historical facts. Forward-looking statements in this annual report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this annual report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."

ITEM 1.      DESCRIPTION OF BUSINESS

         History

         China Finance, Inc. (formerly known as Kubla Khan, Inc.) (the "Company," "we," "us," or "our") was incorporated on March 28, 2000 in the state of Utah. Until March 31, 2004, we operated a business consisting of a purchase overrun and distressed merchandise resale network. On March 31, 2004, we completed a private placement of 5,500,000 shares of our common stock. As part of such private placement we issued 3,000,000 shares of our common stock to Fang Xuemei and 2,000,000 shares of our common stock to Xu ZhongNan. The purchase price per share of each of such shares was $.10, for an aggregate purchase price of $500,000. The issuance of these shares constituted approximately 98% of our issued and outstanding stock as of March 31, 2004. As a result of the acquisition and change in control, on June 30, 2004, we abandoned our business plan of establishing a purchase overrun and distressed merchandise resale network and made ourselves available for an extraordinary corporate transaction, such as a merger, sale or reorganization. In connection with Messrs. Xuemei and ZhongNan's acquisition of our securities, new directors were added to our board of directors and the old directors tendered their resignations.

         Prior to our acquisition of Value Global International Limited, a British Virgin Islands company ("Value Global") and its wholly-owned subsidiary, Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd. ("Shiji Ruicheng"), which acquisition is discussed below, Shiji Ruicheng entered into the surety guarantee business and focused on providing surety guarantees to China-based companies that were seeking to expand operations into the United States.

         On August 9, 2004, we filed the Articles of Merger of China Finance, Inc. and Kubla Khan, Inc. with the Secretary of State of the State of Utah, which was approved on August 20, 2004. No amendments to the Articles of Incorporation of Kubla Khan were effected as part of the merger other than the change of our corporate name to "China Finance, Inc."

         On August 5, 2004, we entered into an agreement for the sale and purchase of shares (the "Sale Agreement") with Value Global, JuXiang Ruan, Top Interest International Limited, ZuHong Xu and ZaoZhen Fang, each as shareholders of Value Global, and Qian Fan and Huan Ya Tong Investment Development Co. Limited, pursuant to which we acquired (the "Acquisition") all of the issued and outstanding equity securities of Value Global and its wholly-owned subsidiary, Shiji Ruicheng. Value Global had acquired Shiji Ruicheng on July 1, 2004. On October 8, 2004, we completed the Acquisition upon which Value Global and Shiji Ruicheng became our wholly-owned subsidiaries.

         We acquired all of the outstanding shares of Value Global and in exchange issued shares of our common stock to each of the shareholders of Value Global. Based on mutually-agreed upon valuations for each of Value Global and us, the shareholders of Value Global received 46,990,000 restricted shares (the "Shares") of our common stock, representing approximately 81.5% of our outstanding common stock as of October 8, 2004, for their holdings in Value Global. In connection with the Acquisition, we also entered into a Registration Rights and Lock-Up Agreement (the "Registration Rights Agreement") with the four shareholders of Value Global. Pursuant to the Registration Rights Agreement, Value Global's shareholders have agreed to a "lock up" provision whereby they will not sell or otherwise dispose of the Shares until after either one year (with respect to 25% of the Shares) or two years (with respect to 60% of the Shares) from October 8, 2004. Under the Registration Rights Agreement, we also granted Value Global's shareholders certain registration rights with respect to the Shares.

         As further discussed in the accompanying financial statements, the acquisition of Value Global by China Finance has been treated as a recapitalization of Value Global, with Value Global emerging as the "accounting acquirer." As such, the historical financial statements of Value Global (and its operating subsidiary Shiji Ruicheng) have been presented as if the recapitalization had occurred on the date that Value Global (and its subsidiary) first had operating activity.

         Products and services

         Through our wholly-owned subsidiary Shiji Ruicheng, we provide guarantees to China's privately owned small- and medium-sized enterprises ("SMEs") when they seek access to capital or to be acquired by a United States reporting company in a merger. We operate two business segments:

         Surety Guarantee: we provide surety guarantees to Chinese SMEs seeking to be acquired by a United States reporting company in a "reverse merger" or other merger and acquisition transactions. The surety guarantee business generates revenues through fees, which typically are based on a percentage of the transaction. Our surety guarantee provides contractual guarantees which help to ensure the successful fulfillment of a reverse merger or other merger and acquisition transaction for Chinese companies desiring to become a publicly-traded company in the U.S.

         Loan Guarantee: we also provide guarantees to SMEs and individuals obtaining loans from a Chinese bank for their business operations and/or personal use. The corporate loan guarantee and the consumer loan guarantee businesses require a certain percentage of the loan amount as the upfront fee. Loan maturities are short, ranging from 1-5 years, and are guaranteed through a wide range of collateral.

         Market

         After a quarter of a century of economic reform and open-door policy, China's private enterprises are becoming a driving force in China's economy. The growth of SMEs has generated a significant demand for capital, which we believe provides us with a significant business opportunity.

         The region of Shenzhen, the focus of our business, is one of the special economic zones established soon after China opened its economy to the world. With a population of about 53 million, it has become a major manufacturing and exporting center in China, specializing in technology. The Chinese central government has designated it as one of the nation's three high-tech development centers, along with Shanghai and Beijing.

         Industry

         The financial guarantee industry in China is relatively new but has been growing due to the lack of a standardized, easily accessible credit system and increasing demand for capital from China's SMEs. Recognizing the limited financial opportunities available to SMEs, the central government created a network of credit guarantee agencies in the late 1990s under the auspices of the SME Bureau of the State Economic and Trade Commission ("SETC"). This Bureau maintains a listing of the types of firms which can apply for a guarantee. After checking on a given firm's financial background (using data provided by the State Administration for Industry and Commerce) and reviewing the proposed project, one of the more than 200 guarantee agencies nationwide uses the SETC's money to guarantee the SME's bank loan.

         Under the SETC's criteria, we believe that only a small number of China's SMEs actually qualify for a guarantee. We believe that the lack of qualified SMEs under presently established SETC criteria creates an opportunity for private financial guarantee providers to better serve this sector. In addition to the SME Bureau, there are other private financial guarantee providers, such as Shenzhen Small & Medium Enterprise Credit Guarantee Center and Shenzhen Zhong Ke Zhi Guarantee Group, with which we compete in Shenzhen. We believe that the financial guarantee industry is growing and we expect more competition in the future.

         Marketing Strategy

         To capture the market, we have three main focuses in our marketing strategy: (1) our push strategy, (2) our pull strategy, and (3) business development.

         o Push strategy: we'll continue to leverage our management's existing relationships to capture new business.

         o Pull strategy: we plan to increase brand penetration in major Chinese cities to position us as a well-capitalized and leading financial services company in China.

         o Business Development: In our Shenzhen office, we launched a new division of our surety guarantee business to service the rapidly growing Internet services market in China. We believe that the success of several other Chinese companies in this sector has created opportunities for additional companies to expand their presence in the U.S. As a result, we have decided to strengthen our focus on this market by adding a division dedicated to growing our Internet client base. We are expecting a high demand for our surety guarantee services from SMEs in the Internet services industry. Part of our business development strategy includes expanding of our relationships with other U.S. service providers, such as legal counsel, accounting firms and investor relations, to provide proper referrals in the U.S. aftermarket.

         Strategic Partner

         In December 2004, we signed a strategic partnership agreement with Hong Kong-based Onanma Services Limited, a well known Chinese initial public offering
(IPO) and M&A consulting firm. Onanma Services Limited was founded in 1992. It is a financial services firm whose core business is providing consulting services for corporate M&A, IPO, and related transactions. Onanma Services Limited operates branch offices in China's major cities, among them Beijing and Shanghai.

         Under the strategic partnership agreement, Onanma Services Limited will operate as our strategic partner by extending our surety guarantee services to Onanma's client base. We will now have the ability to offer its surety guarantee services to Onanma's clients by providing them the option of going public in the U.S. by way of reverse merger or M&A transaction.

         Our Clients

         Our subsidiary Shiji Ruicheng, which was acquired by us on October 8, 2004, closed its first surety guarantee transaction with China Digital Communication Group (OTC Bulletin Board: CHID) on September 30, 2004. China Digital Communication Group successfully acquired Billion Electronics, a Shenzhen based company and one of China's largest battery shell manufacturers and distributors for electronic digital devices, which include mobile phones, MP3 players and digital cameras.

         We also provided a surety guarantee to Shenzhen ChaseTop Technology Limited in connection with it entering into a reverse merger to become a U.S. public company. Shenzhen Chase Top Technology Limited, based in China and founded in 2003, utilizes its NPS (Network Payment System) as an online payment platform for e-commerce transactions. The company's technology platform functions as a bridge that connects consumers and businesses with their financial institutions. The company's platform offers functionality for payment processing online, capital clearance, and inquiries. NPS's features supply consumers and businesses with security and convenience while shopping online. Through NPS, businesses and consumers are able to improve their purchasing efficiency by shortening transaction clearing times and simplifying its payment procedures.

         For loan guarantee services, our wholly-owned subsidiary, Shiji Ruicheng, provided its first loan guarantee to Shenzhen Yi Jin Li Co., Ltd. to assist them in obtaining a loan from Xinye Bank in Shenzhen, China in the amount of approximately $242,000. For these loan guarantee services, Shiji Ruicheng collected upfront fees of $9,676 from Shenzhen Yi Jin Li Co., Ltd.

         Risk Control

         We have an extensive due diligence process executed by a team focused on quality assurance. Our selection criterion is strict and largely depends on the results of our due diligence process. First, we select those companies in industries which we believe are strong and growing. Second, most companies must have existing profitability with several years of track record of consecutive financial performance. Third, we must believe the company has significant growth potential in terms of annualized growth rate. Lastly, we only select those companies which we believe have strong management teams.

         As part of our surety and loan guarantee business, we conduct research and background investigations for our clients and act as financial intermediary throughout the transaction. Final contracts are subject to the approval of our independent Guarantee Contract Management Committee. This committee is typically composed of third-party accountants, lawyers and other experts in the guarantee business.

         We also have the following approaches to minimize our risks:

         o We require that our clients' agree to established financial benchmarks which they must satisfy. We believe this enables us to better screen clients and accept only those clients with qualified financial performance. We also believe this will increase the probability of these clients being able to close a deal;

         o We require that our clients provide collateral, such as receivables or fixed assets, to guarantee their performance;

         o We follow formal internal control procedures for reviewing a client's financial statements and operations; and

         o We adhere to our four-step examination/approval decision process, which consists of:

            o Client application and project examination. This is the initial phase of a project where we examine client's application and its business and the industry in which it competes. We also determine whether a potential client meets financial benchmarks that we establish.

            o Primary evaluation and due diligence. Once a client passes the initial examination, we implement a systematic and sophisticated evaluation and due diligence to determine whether to accept the client and go forward in the approval process.

            o Committee evaluation and expert consultation. After the primary evaluation and due diligence phase, the selected clients will be presented to the independent Guarantee Contract Management Committee for further review.

            o Once a selected client is approved by the independent Guarantee Contract Management Committee, the final step is approval by our CEO and Chairman of the Board.

         About the Investment Company Act of 1940

         We acquired Value Global and its subsidiary, Shiji Ruicheng, on October 8, 2004. Shiji Ruicheng closed its first surety guarantee transaction whereby Value Global received as its fee certain shares of common stock of China Digital Communication Group, which had completed its acquisition of Billion Electronics. As both Value Global and Shiji Ruicheng are our wholly owned subsidiaries, we inadvertently fell under the definition of an "investment company" pursuant to
Section 3(a)(1) of the Investment Company Act of 1940, as amended (the "1940 Act"). Because in excess of 40% of our total assets (excluding cash) are held in securities of another entity (China Digital Communication Group), we remained under this definition at December 31, 2004. We intend to continue to pursue our primary business of issuing surety guarantees and, in reliance upon Rule 3a-2 of the 1940 Act (the "Transient Investment Companies Rule"), we have one year from October 8, 2004 to resolve this matter and demonstrate our intention to be in a business other than that of investing, reinvesting, owning, holding or trading in securities of another company.

         We are currently reviewing alternatives available to us, including commencing or acquiring other lines of business, acquiring other assets such as real property, restructuring the components of our current assets by disposing of the common stock held by us, and requiring prospective clients to pay a portion of their fees in cash and not exclusively in common stock. We may also consider requesting an order for exemptive relief from the SEC to exclude us from the 1940 Act definition of an "investment company," in order to avoid the requirements, rules and regulations of the 1940 Act, including registration as an investment company. We are not permitted to rely on the Transient Investment Companies Rule more frequently than once during any three-year period. In the event that we are unsuccessful in identifying a viable alternative, we may not be able to avoid regulation under the 1940 Act unless we significantly restructure our business plan, which may have a significant impact on our ability to conduct business operations as currently contemplated, and on our results of operations and financial condition.

         Government Regulation

         We are subject to all applicable laws, policies and regulations that govern the financial guarantee industry in China adopted by China's central bank, the People's Bank of China ("PBOC"), which sets monetary policy and, together with the State Administration of Foreign Exchange, foreign-exchange policies. According to the 1995 Central Bank law, the State Council maintains oversight of PBOC policies. As a U.S. public company, we are also subject to Federal and state securities laws.

         Competition

         We believe that the financial and intellectual capital required to enter the financial guarantee business limits the number of our competitors. According to the management's best information, there are no similar surety guarantee providers in the market. But in the future, there might be other new players that enter into the surety guarantee business and compete with us despite the high intellectual and financial capital required. Our loan guarantee business competes with several loan guarantee providers in the Shenzhen financial guarantee market, which are larger in size and have greater financial resources than we do. In the future, there may be foreign financial institutions that enter into the financial guarantee market in China. These foreign financial institutions may pose serious competition to us. Currently, foreign financial institutions are prohibited from entering into the Chinese financial guarantee market.

         Employees

         As of December 31, 2004, we had 20 employees, all of which were full time employees. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our employee relations are good.

                                  RISK FACTORS

In addition to the other information in this annual report, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects.

Financial Risks

         We face risks of becoming subject to the Investment Company Act of 1940, including the risk that we may have to significantly restructure or abandon our current business plan. By accepting shares of our client companies' securities for payment of our fees, we believe that we may become subject to the requirements, rules and regulations of the 1940 Act. There can be no assurance that we would qualify to register as an "investment company." Even if we did qualify to so register, the regulations of the SEC under the 1940 Act would significantly affect our current management and operational control and place undue restraints on our execution of our business plan. If we cannot register under the 1940 Act, we may have to alter our current business plan, including commencing or acquiring other lines of business, acquiring other assets such as real property, restructuring the components of our current assets by disposing of the shares of client's securities held by us, and requiring prospective clients to pay a portion of their fees in cash and not exclusively in shares of their equity securities. In the event that we are unsuccessful in identifying a viable alternative, we may not be able to avoid regulation under the 1940 Act unless we significantly restructure or abandon our business plan, which may have a significant impact on our ability to conduct business operations as currently contemplated, and on our results of operations and financial condition.

         We have risks related to collecting fees in shares of other companies' securities. Because we receive shares of securities from our client companies as payment for our services, our assets and future earnings are linked to the price of the shares of securities we acquire from our clients. Therefore, our financial risks are correlated with the securities risks and business risks of our client companies. Although we have strict due diligence policies and procedures as well as risk control procedures, the risks related to our holdings of other companies' stocks are unpredictable.

         We face risks related to our having to pay on our guarantees. We may be obligated to pay on our surety guarantees if the underlying transactions fail to close. We may also be obligated to pay on our loan guarantees if a client fails to repay its loan to the bank. While we try to minimize these risks by performing due diligence and financial assessments of our clients and by taking a security interest in the collateral of our clients, there can be no assurance that we will not have to pay on our guarantees. Furthermore, we cannot assure you that the collateral in which we have a security interest will be sufficient to cover all or a portion of the amount of our guarantees. If our clients fail to close the underlying transaction or default on their loans, our business could be materially adversely affected.

         We have recently adopted a new business plan. There is no assurance that we will be successful in executing our business plan. We have abandoned our previous business plan and have adopted a new business plan to provide guarantees through our wholly-owned subsidiary, Shiji Ruicheng, to China's rapidly growing class of privately-owned small- and medium-sized enterprises
(SMEs) when they seek access to capital or to be acquired by a U.S. reporting company in a merger. In connection with furthering our new business plan, we appointed new directors and officers. There can be no assurance that we will be successful in executing our new business plan. In addition, our prospects must be considered in light of the risks and uncertainties inherent in and traditionally encountered by companies in an early stage of development in new and rapidly evolving markets.

         We will need additional financing in the future, which we may not be able to obtain on reasonable terms, if at all. We currently anticipate that our available funds and resources, including fee revenue, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months. We will need to raise additional funds in the future in order to fund our business plans, to develop new or enhanced financial services, to respond to competitive pressures or to acquire complementary businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the current shareholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to execute our business plan, develop or enhance our services or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition.

         We face competition from companies many of which have greater financial and other resources than we do. The guarantee markets in which we compete is highly competitive. We expect competition to persist and intensify in the future. Our competitors include the Shenzhen Small & Medium Enterprise Credit Guarantee Center and Shenzhen Zhong Ke Zhi Guarantee Group. A number of competitors have or may develop greater capabilities and resources than we have. Similarly, there can be no assurance that additional competitors with greater resources than ours will not enter our market. State Economic and Trade Commission (SETC) SME Bureau may expand their existing services to SMEs and become our competitors. If and when the Chinese government allows foreign financial institutions to enter into the financial guarantee industry in China, they may also become our competitors. Competitive pressures from current or future competitors could cause our services to lose market acceptance or result in significant price erosion, which would have a material adverse effect upon our business, results of operations or financial condition.

         We are dependent on key personnel. We are highly dependent on the services of Zhiyong Xu, our Chairman and Chief Executive Officer, as well as other principal members of our management team. Our executives not only manage our day to day business operations, but are essential to our ability to establish and maintain relationships with our customers. Continued growth and profitability will depend upon our ability to maintain our current leadership infrastructure and recruit and retain qualified and experienced executive personnel. Competition in our industry for executive-level personnel are strong and there can be no assurance that we will be able to hire, motivate and retain highly effective executive employees.

         Efforts to comply with recently enacted changes in securities laws and regulations have required substantial financial and personnel resources and we still may fail to comply. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. The formal process of evaluating our internal controls over financial reporting, which has and will require the devotion of substantial financial and personnel resources, is not complete. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability to comply by applicable deadlines.

Securities Risks

         There is a limited public market for our common stock. There is currently a limited public market for the shares of our common stock. There can be no assurances that such limited market will continue or that any shares of our common stock may be sold without incurring a loss. The market price of our common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for our common stock in the future. Further, the market price for our common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

         Disclosure relating to low-priced stocks. Our common stock is currently listed for trading on the OTC Bulletin Board or on the "pink sheets", which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which make it more difficult for our shareholders to conduct trades. It may also make it more difficult for us to obtain future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stocks" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the over-the-counter market, it is more difficult to obtain accurate quotations and to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies.

         Number of authorized shares of common stock available for future issuance; possible dilutive effects. On April 21, 2004, holders of a majority of shares of our voting stock adopted by written consent resolutions to amended our Articles of Incorporation to increase the number of shares of Common Stock authorized to be issued from 50,000,000 to 100,000,000, of which 57,671,744 are issued and outstanding. We may issue a substantial number of additional securities in connection with future financing or acquisitions. To the extent that additional shares of Common Stock are issued, dilution of the interests of all of our shareholders will occur. We currently are not committed to issue any shares of common stock.

         We do not intend to pay dividends on our common stock. We have not paid any dividends on our common stock to date and there are no plans for paying dividends on our common stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the execution of our new business plan. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until we have funds, which our board of directors determines can be allocated to dividends.

Risks Associated With Doing Business In Asia

         Changes in the political and overall economic conditions of the Asian region, which are outside the control of management, could have a material adverse effect on our business, operating results and financial condition. We have historically conducted transactions with customers outside the United States in United States dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our international operations.

         Internal political risks. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. In addition, the Chinese government could enact laws which restrict or prohibit us from conducting our surety and loan guarantees.

         Lack of remedies and impartiality under the Chinese legal system. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedence value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination.

         Moreover, our Chief Executive Officer and Chairman of the Board, Chief Financial Officer and one other member of our board reside in the PRC. This may make it more difficult for us and our shareholders to bring and enforce claims against these persons.

Other Risks

         Utah law and our articles of incorporation impose limitations on the liability of our directors to our shareholders. Our articles of incorporation provide, as permitted by governing Utah law, that our directors shall not be personally liable to our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. Our bylaws require us to provide mandatory indemnification of directors to the fullest extent permitted by Utah law, except for matters arising under the securities laws of the United States. Further, we may elect to adopt forms of indemnification agreements to cover directors and officers. These provisions and agreements may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of us against a director.

ITEM 2.      DESCRIPTION OF PROPERTY

         Since May 1, 2004, we have leased office space located at Shenzhen Central Business Tower 1506-1508, Fuhua Yi Road, Futian, Shenzhen City, PRC for $1790.87 (equivalent to RMB14, 822.30) per month. This lease has a term of three years from May 1, 2004 to April 30, 2007. Since May 1, 2004, we have also leased office space located at Shenzhen Central Business Tower 1509, Fuhua Yi Road, Futian, Shenzhen City, PRC for $640.23 (equivalent to RMB5298.90) per month. This lease has a term of three years from May 1, 2004 to April 30, 2007. We also lease office space located at 111 Pavonia Avenue, Suite 615, Jersey City, New Jersey 07310 pursuant to a month-to-month lease for $4,263.00 per month.

ITEM 3.      LEGAL PROCEEDINGS

         We are not currently a party to any pending legal proceeding.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 2004, no matters were submitted to a vote of our security holders.

                                    PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of December 31, 2004, our authorized capital stock consisted of 100,000,000 shares of common stock, par value $0.001 per share, and 57,671,744 shares of common stock were issued and outstanding. Or transfer agent is Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, Utah, 84111.

         Our common stock is traded on the OTC Bulletin Board under the symbol "CHFI.OB." The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported on such quotation system, which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ending:                     High                    Low
---------------                     ----                    ---

2003
March 19, 2003                     $ 0.05                 $ 0.05
May 28, 2003                       $ 0.06                 $ 0.06
September 30, 2003                 $ 0.05                 $ 0.05
December 30, 2003                  $ 3.00                 $ 3.00

2004
March 31, 2004                     $ 3.00                 $ 3.00
June 30, 2004                      $ 0.56                 $ 0.30
September 30, 2004                 $ 2.30                 $ 2.00
December 30, 2004                  $ 2.35                 $ 2.35

There were 68 record holders of our common stock as of March 18, 2005. We have not declared or paid dividends on our common stock to date and intend to retain future earnings, if any, for use in our business for the foreseeable future.

Recent Issuances of Unregistered Securities

         None.

ITEM 6.      MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

         For accounting purposes, the acquisition of Value Global has been treated as a recapitalization of Value Global with Value global as the accounting acquirer. The financial statements have been restated to present the operations of Value Global from the date operations first occurred which coincides with the commencement of the business of Shiji Ruicheng. Therefore, the following discussion is only for the period from the inception of our wholly-owned subsidiary, Shenzhen Shiji Ruicheng, to December 31, 2004.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report.

Plan of Operation

         Since our inception in March 2000 and until June 30, 2004, we operated a business consisting of a purchase overrun and distressed merchandise resale network. On June 30, 2004, we abandoned this business.

         On October 8, 2004, we acquired all of the issued and outstanding equity securities of Value Global, along with its wholly-owned subsidiary, Shiji Ruicheng (the "Acquisition"). Through Shiji Ruicheng, we provide guarantees to China's privately owned small-and medium-sized enterprises ("SMEs") when they seek access to capital or to be acquired by a United States reporting company in a merger. We operate two business segments:

         Surety Guarantee: we provide surety guarantees to Chinese small- and medium-sized enterprises ("SMEs") seeking to be acquired by a United States reporting company in a "reverse merger" or other merger and acquisition transaction. The surety guarantee business generates revenues through fees, which typically are based on a percentage of the transaction. We provide contractual guarantees which help to facilitate the completion of a reverse merger or other merger and acquisition transaction entered into by Chinese companies desiring to become a publicly-traded company in United States.

         Loan Guarantee: we also provide guarantees to SMEs and individuals obtaining loans from a Chinese bank for their business operations and/or personal use. The corporate loan guarantee and the consumer loan guarantee businesses require a certain percentage of the loan amount as the upfront fee. Loan maturities are short, ranging from one to five years, and are guaranteed through a wide range of collateral.

         Revenues

         Revenues for the year ended December 31, 2004 were $4,822,976, almost all of which were derived primarily from our first surety guarantee transaction. This amount is based on the fair market value of the shares of China Digital Communication Group's common stock as of the date the transaction was completed. We currently hold all of the shares China Digital Communication Group's common stock that we received as a fee for our services.

         Net Income

         Net income for the year ended December 31, 2004 was $3,505,801.

         Selling, general and administrative expenses

         Selling, general and administrative expenses for the year ended December 31, 2004 were $1,317,175. We incurred these selling, general and administrative expenses in connection with executing our new business plan. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business.

         As of December 31, 2004, we had cash and cash equivalents of $11,512,987. Cash flows from operating activities were ($1,096,924) for the year ended December 31, 2004. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. On a long-term basis, our liquidity is dependent on our successfully executing our new business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our new business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

         We do not currently own any plant or significant equipment, and during 2005, we do not anticipate purchasing any plant or significant equipment, except as may be required if we cannot or choose not to register as an investment company under the 1940 Act. For more information, see "Business - About the Investment Company Act of 1940." We do not anticipate incurring significant changes in the number of our employees.

Off-Balance Sheet Arrangements

         In the ordinary course of business, we enter into arrangements to facilitate our business purpose of providing surety and loan guarantees to small- and medium-sized enterprises. We structure transactions to meet the financial needs of our clients, manage credit, market or liquidity risks or to optimize our capital.

         We may enter into these transactions which, under generally accepted accounting principles, may not be recorded on our balance sheet or which may be recorded in amounts different from the full contract or notional amount of the transaction. Our primary off-balance sheet arrangements would result from our providing surety and loan guaranties in which we would provide contractual assurance of the completion of a transaction or guaranty the timely re-payment of principal and interest of our client to a third party, all in exchange for a guaranty fee. In these transactions, we would have both a non-contingent obligation related to the compensation received for assuming the credit risk and a contingent obligation related to the guaranty of payment in the event the underlying loan to the borrower goes into default, or in the event that the parties fail to perform under the surety guarantee contract.

         Transactions described above would require accounting treatment under FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002 for non-contingent guaranty obligations, and also a liability for contingent guaranty obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

         We did not have any non-contingent or contingent guaranty obligations at December 31, 2004 requiring recognition or disclosure under FIN 45. At December 31, 2004, we have guaranteed the timely re-payment of principal and interest of one party to a bank in exchange for a fee, whereby we have placed cash on deposit with the bank equal to the full amount of the loan outstanding to the borrower. The maximum amount of exposure to us is recorded on our balance sheet as "Loans Receivable" in the accompanying financial statements.

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations in this annual report are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories, impairment of property and equipment and of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

         For a discussion of our critical accounting policies, please see footnote two to our consolidated financial statements contained elsewhere in this annual report.

ITEM 7.      FINANCIAL STATEMENTS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this annual report. Such information is incorporated herein by reference.

                       China Finance, Inc. and Subsidiary
                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

                                    CONTENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity (Deficit)

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of China Finance, Inc. and Subsidiary
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheet of China Finance, Inc. and Subsidiary as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from inception (June 24, 2004), through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with The Public Company Accounting Oversight Board Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Finance, Inc and Subsidiary, as of December 31, 2004 and the results of its operations and its cash flows for the period from inception (June 24, 2004), through December 31, 2004, in conformity with generally accounting principles accepted in the United States of America.

Rotenberg & Co., LLP

/s/ Rotenberg & Co., LLP

Rochester, New York
February 23, 2005

China Finance, Inc. and Subsidiary
Consolidated Balance Sheet
At December 31, 2004

                                                               2004
ASSETS                                                         US$
Current assets
Cash and cash equivalents                                   11,512,987
Loan Receivable                                                241,645
Marketable Securities                                        3,648,243
Prepaid expenses                                                 1,601
Deferred Compensation                                          125,000
                                                         -----------------
Total Current Assets                                        15,529,476

Property, plant and equipment, net                              19,888
                                                         -----------------
TOTAL ASSETS                                                15,549,364
                                                         =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                 1,815
Accrued expenses                                                28,397
Deferred revenue                                                 6,708
                                                         -----------------
Total Current Liabilities                                       36,920
                                                         -----------------

Shareholder's Equity
Common Stock, 100,000,000 Shares Authorized
Par Value $.001 57,671,744 ; Issued
And Outstanding                                                 57,672
Additional paid-in capital                                  13,078,373
Retained Earnings                                            3,505,801
Accumulated Other Comprehensive Income (Loss)               (1,129,402)
                                                         -----------------
Total Stockholders' Equity                                  15,512,444
                                                         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  15,549,364
                                                         =================

The accompanying notes are an integral part of these consolidated financial statements.

China Finance, Inc. and Subsidiary
Consolidated Statement of Operations
For the Period from Inception (June 24, 2004), Through December 31, 2004

                                                                2004
                                                                US$

Revenue                                                      4,822,976
Operating expenses:
    General and administrative                                 435,175
    Professional fees                                          882,000
                                                          -----------------
Total operating expenses                                     1,317,175
                                                          -----------------

Net income before income tax                                 3,505,801
    Provision for income taxes                                      --
                                                          -----------------
Net Income (Loss)                                            3,505,801

Other Comprehensive Income (Loss)
Unrealized Loss on Marketable Securities                    (1,129,402)
                                                          -----------------

Other Comprehensive Income (Loss)                            2,376,399
                                                          =================

Earnings Per Share
    Basic and Diluted                                              .05   (1)
                                                          =================

Weighted Average Number of Shares
    Basic and Diluted                                       51,712,456
                                                          =================

(1) Earnings per share amount reflect the recapitalization as if it had occurred on the date of inception.

The accompanying notes are an integral part of these consolidated financial statements.

China Finance, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from Inception (June 24, 2004), Through December 31, 2004

                                                                                     Accumulated Other        Total
                                Common Stock               Additional                  Comprehensive      stockholders'
                                 Number of        Par       paid-in      Retained      Income (Loss)         equity
                                   shares        value      capital      Earnings                           (deficit)

Balances June 24, 2004                   --     $    --    $       --   $        --   $            --     $          --

Issuance of common stock
in connection with
recapitalization of       (1)
Value Global                     46,990,000      46,990     12,035,066           --                --        12,082,056

Issuance of shares in
connection with acquisition
of Public Shell                  10,681,744      10,682      1,043,307           --                --         1,053,989

Net Income for the Period                --          --             --    3,505,801                --         3,505,801

Unrealized Loss on                       --          --             --           --        (1,129,402)       (1,129,402)
Marketable Securities

                               -------------   --------   ------------  -----------   ----------------   ----------------
As of December 31, 2004          57,671,744    $ 57,672   $ 13,078,373  $ 3,505,801   $    (1,129,402)     $ 15,512,444
                               =============   ========   ============  ===========   ================   ================

(1) Reflects the shares issued to Value Global by China Finance in connection with the recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

China Finance, Inc. And Subsidiary
Consolidated Statement of Cash Flows
For the Period from Inception (June 24, 2004), Through December 31, 2004


                                                                     2004
                                                                      US$

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         3,505,801
Non-cash revenue and expenses:
Receipt of marketable securities for services rendered            (4,777,645)
Expenses Paid in Connection With Acquisition of
  Public Shell                                                        (3,211)
Depreciation                                                           2,457
Issuance of Common Stock for Professional Services                   507,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in loan receivable                              (241,645)
(Increase) decrease in deferred compensation                        (125,000)
Increase (Decrease) in deferred revenue                                6,708
(Increase) decrease in prepaid expenses                               (1,601)
Increase (decrease) in accrued expense                                28,397
Increase (decrease) in accounts payable                                1,815
                                                                ----------------
Net cash from operating activities                                (1,096,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment                                          (9,415)
Leasehold improvements                                               (12,930)
                                                                ----------------
Net cash from investing activities                                   (22,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash                                 12,632,256
                                                                ----------------
Net cash from financing activities                                12,632,256

Net change in cash and cash equivalents                           11,512,987
Cash and cash equivalents at beginning of year                            --
                                                                ----------------
Cash and cash equivalents at end of year                          11,512,987
                                                                ================

Interest Paid                                                             --
                                                                ================
Taxes Paid                                                                --
                                                                ================

The accompanying notes are an integral part of these consolidated financial statements.

CHINA FINANCE, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2004 and 2003

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES

         China Finance, Inc., incorporated on March 28, 2000 in the state of Utah, with its principal executive offices in Jersey City, New Jersey. The Company incorporated under the name of Kubla Khan, Inc. From 2001 to 2003, upon completion of a public offering of its common stock, the Company began doing business as an overstock and overrun specialist whereby it purchases excess production of clothing and other personal items from manufacturers or jobbers. These items are then transported to the Intermountain Area of Utah where they are sold directly to the public, sold to discount retail stores, or placed on consignment with such stores. In 2003, the Company abandoned its overrun stock business.

         On April 21, 2004, the Company's board of directors approved, among other things, an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized from 50,000,000 to 100,000,000. As of the same date, shareholders of the Company holding 89% of the then total issued and outstanding shares of Common Stock eligible to vote at a meeting of shareholders executed a written consent which approved, among other things, an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized from 50,000,000 to 100,000,000. In connection with such written consent, on May 11, 2004, the Company filed a
         Schedule 14C with the SEC (the "Information Statement"). The Information Statement was amended and re-filed with the SEC on June 7, 2004.

         On August 9, 2004, the Company amended its Articles of Incorporation to change its name from Kubla Khan, Inc. to China Finance, Inc.

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

         For accounting purposes, the acquisition of Value Global has been treated as a recapitalization of Value Global with Value global as the accounting acquirer. The financial statements have been restated to present the operations of Value Global from the date operations first occurred which coincides with the commencement of the business of Shiji Ruicheng.

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

         The Company's principal business is, through its wholly-owned subsidiary Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd., providing guarantees to China's privately owned small and medium enterprises (SMEs) when they seek access to capital or to be acquired by a United States reporting company in a merger.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Economic and Political Risks

         The Company faces a number of risks and challenges since its operation is in the PRC and its primary market is in the PRC. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

         (b)      Principals of Consolidation

         The Consolidated financial statements include the accounts of China Finance, Inc. and its wholly owned subsidiary Value Global International Limited and Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd. All significant intercompany accounts have been eliminated.

         (c)      Cash and Cash Equivalents

         For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

         (d)      Foreign Currency Translation

         The accompanying financial statements are presented in the United States dollars (US$). The functional currency of the Company is the Renminbi (RMB). The financial statements are translated into the United States dollars from the RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

                                                              December 31, 2004
                                                              -----------------
                Period end RMB : US$ exchange rate                 8.2766
                Average period RMB : US$ exchange rate             8.2766

         The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into the US$ at the rates used in translation.

         (e)      Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

         (f)      Comprehensive Income

         Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is unrealized loss on marketable securities.

         (g)      Fair Value of Financial Instruments

         The Company's financial instruments include cash, accounts payable and due to related party at December 31, 2004 and December 31, 2003. The carrying values of the financial instruments approximate their fair value due to their relatively short-term nature.

         (h)      Revenue Recognition

         The Company Operates in two primary business segments:

         Surety Guarantee: the Company provides surety guarantees to Chinese SMEs seeking to be acquired by a United States reporting company in a "reverse merger" or other merger and acquisition transaction. The surety guarantee business generates revenues through fees, which typically are based on a percentage of the transaction. The surety guarantee service of the Company provides contractual guarantees which help to ensure the successful fulfillment of a reverse merger or other merger and acquisition transaction for Chinese companies desiring to become a publicly-traded company in the U.S.

         Loan Guarantee: the Company also provides guarantees to SMEs and individuals obtaining loans from a Chinese bank for their business operations and/or personal use. The corporate loan guarantee and the consumer loan guarantee businesses require a certain percentage of the loan amount as the upfront fee. Loan maturities are short, ranging from 1-5 years, and are guaranteed through a wide range of collateral.

         (i)      Property, Plant and Equipment

         Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

         When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

         Depreciation is calculated on a straight-line basis over the estimated useful life of the assets. The estimated useful lives are:

            Electronic Equipment                          5 Years
            Furniture & Fixtures                          5 Years
            Leasehold Improvements                        3 Years

         (j)      Income taxes

         Taxes on profits earned by its wholly owned subsidiary Shiji Ruicheng are calculated in accordance with taxation principles currently effective in the PRC. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

         Taxes on profits earned by its wholly owned subsidiary Value Global are calculated in accordance with taxation principles currently effective in the British Virgin Island. Value Global is an International Business Company (IBC) registered in the British Virgin Islands that is exempt from all taxes and withholding taxes in the British Virgin Islands and pay only Registration Fees and Annual License Fees which amount to US$300 per annum unless authorized capital is higher than US$50,000. In this situation, the fee rises to US$1,000.

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," for taxes on U.S. taxable income using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

         (k)      Marketable Securities

         Marketable Securities are classified as available for sale at December 31, 2004. Such securities are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from net income and reported as a component of accumulated other comprehensive income in stockholders' equity until sold. There may be risks associated with holding securities traded in the over the counter markets. There are no guarantees that the Company will ultimately be able to realize the prices quoted by the OTC marketplace.

         (l)      Net Income (Loss) Per Common Share

         Net income (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities (common stock equivalents). Diluted earnings per share is the same as basic earnings per share for all of the periods presented as there were no common stock equivalents.

         (m)      Recent Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of SFAS Statement No. 123, "Accounting for Stock Based Compensation" which provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

         The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

         In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

         SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this SFAS is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

         Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this SFAS are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This SFAS shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

         In January 2003, and as revised in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" "Interpretation No. 46"), an interpretation of Accounting Research Bulletin ("ARB") No. 51", "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through another interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability of the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002.

         Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

         Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation No. 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation No. 46 to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

         Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

         Management does not expect these recent pronouncements to have a material impact on the Company's financial position or results of operations.

3.       Loan Receivable

         The Company has guaranteed the obligation of an unrelated company with a bank and has placed $241,625 on deposit with the bank to secure the full amount of the bank's loan to this borrower. The Company will be repaid the money upon the bank's receipt of repayment from the borrower. The original amount of the loan was for $241,625 and the obligation is due to the bank on the next business day after July 30, 2005. The Company has received a guaranty fee from the borrower in the amount of 4% of the original loan amount. Interest is also due on the loan at 5.31% per annum. The Company has collateralized the loan with a security interest in the borrower's machinery and equipment as well as the personal guarantees of the principals of the borrowers.

4.       MARKETABLE SECURITIES

         Marketable Securities consists of 2,171,573 shares of China Digital Communication Group (CHID.OB) representing approximately 4% interest in the overall shares. A summary is as follows:

                                                              2004

         Cost                                               $ 4,777,645
         Less: Unrealized Loss                               (1,129,402)
                                                        ------------------
         Fair Market Value                                  $ 3,648,243
                                                        ==================

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, Plant and Equipment consisted of the following at December 31:


                                                              2004

         Cost:
         Electronic Equipment                                 $   4,237
         Office Furniture                                         5,175
         Leasehold Equipment                                     12,933
                                                       -------------------

                                                                 22,345
         Less Accumulated depreciation and
           Amortization:                                         (2,457)
                                                       -------------------

         Property, plant and equipment, net                   $  19,888
                                                       ===================

         Depreciation expense relating to property, plant and equipment was $2,457 for the years ended December 31, 2004.

6.       INFORMATION ABOUT OPERATING SEGMENTS

         The Company's reportable segments have been determined based upon the nature of the services offered, availability of discreet internal financial information and other factors:

                                                              2004

         Surety Guarantee:
             Revenue                                       $   4,806,858
                                                       -------------------

             Net Income                                        3,497,851
                                                       -------------------

             Total Assets                                     15,497,403
                                                       -------------------


         Loan Guarantee:
             Revenue                                              16,118
                                                       -------------------

             Net Income                                            7,950
                                                       -------------------

             Total Assets                                         51,961
                                                       -------------------

7.       DEFERRED COMPENSATION

         On April 1, 2004, the Company entered into a consulting agreement with a company to perform marketing, mergers and acquisitions and financial consulting services for 12 months. The Company paid the consultant $500,000 and will also reimburse the consulting company for expenses incurred. The amount is being amortized over one year resulting in $375,000 in consulting expenses for the fiscal year ended December 31, 2004 and deferred consulting of $125,000 at December 31, 2004. The Company has also accrued $7,990 of expenses due to the consulting company at December 31, 2004.

8.       COMMITMENTS

         The Company rents office spaces under three operating leases. The leases vary in term from month to month up to 3 year leases expiring through April 2007. Rent expense for the years ended December 31, 2004 and 2003 was approximately $6,000 and $4,263, respectively. Future minimum lease terms for the next three years amount to:

                     2005                 2006                 2007
                  ----------           ----------           ---------
                   $ 29,173             $ 29,173             $ 9,724

9.       COMMON STOCK

         During 2000, the Company issued 36,744 shares of its common stock, par value $0.001 per share (the "Common Stock"), to four individuals for $7,500 cash. On April 29, 2001, the Company completed an initial public offering ("IPO") of 75,000 shares of its common stock at $1.00 per share. Costs related to the IPO consisting of legal and accounting costs as well as filing fees were deferred and included in other assets at December 31, 2000. Such costs were charged as a reduction to paid-in capital upon successful completion of the IPO in 2001.

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

         On June 10, 2004, the Company filed a registration statement on Form S-8 which registered 5,070,000 shares of the Common Stock issuable pursuant to the China Finance, Inc. 2004 Equity Incentive Plan. The 5,070,000 shares of Common Stock were issued to nine consultants in June 2004 for mergers and acquisitions consulting services, provided from January 2004 through June 30, 2004. The consulting agreements expired June 30, 2004. The Company determined that the closing market price of its trading common stock was not an accurate measure to value the consulting services received and therefore recorded the consulting expenses for the year ended December 31, 2004 based on the value of the services, amounting to $507,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including our chief executive officer and the chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004, the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of the Evaluation Date the Company's disclosure controls and procedures were effective such that the material information required to be included in its SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including its consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

         Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 8B. OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding our directors and executive officers as of March 28, 2004:

     Name                   Age                       Position
--------------              ---           -------------------------------------
Zhiyong Xu                   30           Chairman and Chief Executive Officer
Liang Liao                   29           Chief Financial Officer
Li Guo                       27           Secretary and Director
Zhongping Wang               36           Director

         There are no family relationships among the officers and directors.

         Zhiyong Xu became the Company's Chief Executive Officer and Chairman of the Board in October 2004. From February 2003 to September 2004, Mr. Xu was a Director and Secretary of Industries International, Inc. Mr. Xu served as a Vice President of Shenzhen Wonderland Telecommunication Technology Co., a telecommunications company and an affiliate of Industries International, from November 2002 to February 2003. From November 2000 to November 2002, he served as the General Manager of Shenzhen Chuang Li Xing Power Company Limited, a battery manufacturer. From November 1998 to November 2000, Mr. Xu served as the Deputy General Manager of Hubei Ezhou Yixiang Chemical and Engineering Co., Ltd., a chemical manufacturer.

         Liang Liao became the Company's Chief Financial Officer in March 2005. Mr. Liao was the Chief Financial Officer of Shenzhen Mingtai Industrial Development Co, Ltd., an electronics distributor, from December 2003 to March 2005. Mr. Liao was the Senior Auditing Manager of Shenzhen Meishi Power Industries Co. Ltd., a provider of electric power, from September 2002 to November 2003. From March 2000 to August 2002, he served as the Finance Manager of Shenzhen Xieli Paper Co., Ltd., a paper manufacturer. From October 1998 to February 2000, he served as the Controller of Ganzhou Tongtianyan Tourism Development Co., Ltd., a tourism development company. Mr. Liao is a Member of the Institute of Certificated Accountants of China and holds a Bachelor's Degree in Business from Jiangxi Gannan Normal University.

         Ms. Li (Sabrina) Guo became the Company's Secretary and Director in March 2005. Ms. Guo has been a Vice President of the Company since October 2004. Ms. Guo served as the Assistant Manager of Bank of China, New York branch, from April 2004 to October 2004. From September 2000 to April 2003, she served as a Project Manager of China International Trust and Investment Corporation, a transnational conglomerate providing full financial services. Ms. Guo received her BS in Finance from the University of International Business and Economics, an MBA from the University of Illinois with a concentration in Finance and is currently working on her CFA Level II certification.

         Zhongping Wang became a member of the Company's board of directors in October, 2004. From March 2004 to October 2004, he served as the Company's Secretary. From December 2002 through December 2003, Mr. Wang served as a consultant to Shenzhen Gaoyi Electronics Co. Ltd., an electronic device manufacturer. From March 1991 through December 2002, Mr. Wang was a sales manager of Shenzhen Wonderland Telecommunication Technology Co., a telecommunications company. From March 1988 through February 1991, he served as a sales manager in Huangshi Textile Co. Ltd., a textile company.

         None of our board members serve as board members of any other public companies.

         The directors named above will serve until the next annual meeting of our shareholders and until his or her successor shall have been elected and qualified. Officers hold their positions at the pleasure of the Board of Directors.

BOARD COMMITTEES AND DESIGNATED DIRECTORS

         The Company's Audit Committee charter (the "Charter") was adopted on March 31, 2004. Its responsibilities are set forth in its Charter, which is included in its entirety as Annex A to the Information Statement the Company filed with the Securities and Exchange Commission on June 7, 2004. The Company is in the process of searching for individuals to serve on its board and to be members of its audit committee, including at least one individual qualified to serve as an "audit committee financial expert" within the meaning of the rules and regulations of the SEC and/or on the audit committee generally.

         The Charter provides that the Audit Committee shall oversee and review with the full board any issues with respect to the Company's financial statements, the structure of the Company's legal and regulatory compliance, the performance and independence of the Company's independent auditors and the performance of the Company's internal audit function. Under the Charter, the Committee retains its independent auditors to undertake appropriate reviews and audits of the Company's financial statements, determines the compensation of the independent auditors, and approves the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The preparation of the Company's financial statements is the responsibility of the Company's management. The Audit Committee will maintain oversight of the independent public accountants by discussing the overall scope and specific plans for their audits, the results of their examinations, their evaluations of the Company's internal accounting controls, and the overall quality of the Company's financial reporting.

         The Audit Committee will also maintain oversight of the Company's internal audit function by reviewing the appointment and replacement of our manager of internal auditing and periodically meets with the manager of internal auditing to receive and review reports of the work of our internal audit department. The Audit Committee shall meet with management on a regular basis to discuss any significant matters, internal audit recommendations, policy or procedural changes, and risks or exposures, if any, that may have a material effect on our financial statements.

         The Company is currently listed on the OTC Bulletin Board and is therefore not required to have a nominating committee or a compensation committee. The Company will evaluate establishing such committees in the future.

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

         To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements, except as set forth below:

Section 16(a) Beneficial Ownership Annual Reporting Compliance


                                                    Number of
                                  Number of     Transactions Not   Failure to
          Name                   late reports    Timely reported   File Form(s)
-------------------------        ------------   ----------------   ------------
Zhiyong Xu                             1               1               0
Juxiang Ruan                           1               1               0
Zuda Xu                                1               1               0
Zuhong Xu                              1               1               0
China US Bridge Capital
  Limited                              1               1               0
Guoqing Yu                             1               1               0

CODE OF ETHICS

         In April 2004, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Code was attached as Exhibit 14.1 to our annual report for the year ended December 31, 2003 and has been incorporated by reference into this annual report. A copy of the Code of Ethics will be made available to any shareholder, free of charge, upon written request to us at our principal executive offices at 111 Pavonia Avenue, Suite 615, Jersey City, New Jersey 07310.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three fiscal years to each named executive officer.

                                            Annual Compensation           Long Term Compensation Awards
                                   ------------------------------------   -----------------------------
Name/Principal                                                              Restricted        Stock       All Other
Position             Fiscal Year    Salary ($)   Bonus ($)    Other ($)   Stock Award ($)    Options      Comp. ($)
---------------      -----------   -----------   ---------    ---------   ---------------    -------      ---------
Zhiyong Xu, CEO      2004          $ 18,000(1)   --           --           --                --           --
Yali Xu              2004                 -(2)   --           --           14,000            --           --


         (1) Zhiyong Xu commenced serving as our Chief Executive Officer in October 2004. The salary earned by Mr. Xu has been deferred and will be paid to him on March 31, 2005.

         (2) Yali Xu served as our Chief Executive Officer from March 2004 until he was replaced by Zhiyong Xu in October 2004. Prior to Yali Xu serving as our Chief Executive Officer, no officer received any salary, bonus or compensation of any kind since 2001.

OPTION/SAR GRANTED DURING THE LAST FISCAL YEAR

         None.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         None.

DIRECTORS' COMPENSATION

         The current members of the Board of Directors are not paid for their services as a director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings.

         In connection with their positions, each of Messrs. Xu and Liao and Ms. Guo entered into at-will employment agreements which provide for an annual salary of $72,000 for Mr. Xu and $48,000 for each of Mr. Liao and Ms. Guo, subject to increase from time to time. Messrs. Xu's and Liao's employment agreements are for a term of three years and Ms. Guo's is for a term of one year, each subject to earlier termination. In the event either of Mr. Xu, Mr. Liao or Ms. Guo is terminated for good cause or an involuntary termination, which includes the officer resigning and a change-in-control of the Company, such officer's employment agreement terminates and he or she is not entitled to any other compensation or benefits. Ms. Guo is entitled to any medical coverage provided by the Company to its U.S. employees.

         In connection with entering into their respective employment agreements, each of Messrs. Xu and Liao and Ms. Guo also entered into Noncompetition, Nonsolicitation and Nondisclosure Agreements, which, among other things, restricts their ability to accept employment at a competitor of the Company and requires them not to disclose any confidential information of the Company except under prescribed circumstances. Each of the aforementioned employment agreements and Noncompetition, Nonsolicitation and Nondisclosure Agreements are filed as exhibits hereto.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 17, 2005, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term "executive officer" means our Chief Executive Officer, Chief Financial Officer and Secretary. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

                                                  Amount of beneficial
         Name of Beneficial Owner                       ownership               Percent of class
         ------------------------                 --------------------          ----------------
Juxiang Ruan (1)                                       16,709,480                      28.9%
c/o China Finance, Inc.
Shenzhen Central Business Tower
1706-1709 Fuhua Yi Road
Futian, Shenzhen, Guangdong 51800, P.R. China

Top Interest International Limited (1)                 12,922,250(2)                   22.4%
c/o China Finance, Inc.
Shenzhen Central Business Tower
1706-1709 Fuhua Yi Road
Futian, Shenzhen, Guangdong 51800, P.R. China

China U.S. Bridge Capital Limited (1)                  10,880,000(3)                   18.9%
16/F UNIT05B Convention Plaza Office Tower 1
Harbor Road Wan Chai  HongKong, P.R. China.

Zuhong Xu (1)                                          8,667,800                       15.0%
c/o China Finance, Inc.
Shenzhen Central Business Tower
1706-1709 Fuhua Yi Road
Futian, Shenzhen, Guangdong 51800, P.R. China

Shenzhen Li Gao Fa Electronics Limited (1)             5,180,000(4)                    9.0%
16/F UNIT05B Convention Plaza Office Tower 1
Harbor Road Wan Chai  HongKong, P.R. China.

Xuemei Fang (1)                                        3,000,000                       5.2%
c/o China Finance, Inc.
Shenzhen Central Business Tower
1706-1709 Fuhua Yi Road
Futian, Shenzhen, Guangdong 51800, P.R. China

Zhiyong Xu                                             --                               --
c/o China Finance, Inc.
111 Pavonia Avenue, Suite 615
Jersey City, New Jersey 07310

Liang Liao                                             --                               --
c/o China Finance, Inc.
Shenzhen Central Business Tower
1706-1709 Fuhua Yi Road
Futian, Shenzhen, Guangdong 51800, P.R. China

Li Guo                                                 --                               --
c/o China Finance, Inc.,
111 Pavonia Avenue, Suite 615
Jersey City, New Jersey 07310

Zhongping Wang                                         --                               --
c/o China Finance, Inc.
Shenzhen Central Business Tower
1706-1709 Fuhua Yi Road
Futian, Shenzhen, Guangdong 51800, P.R. China

All of the officers and directors as a group           --                               --
(4 persons)

------------------
(1) Derived from a Schedule 13D/A filed jointly by each of the parties with the SEC on December 30, 2004.

(2) Top Interest International Limited has sole voting and dispositive power over 7,742,250 shares of our common stock. Top Interest International Limited owns a controlling interest (51%) of Shenzhen Li Gao Fa Electronics Limited and is deemed the beneficial owner of 5,180,000 shares held by Shenzhen Li Gao Fa Electronics Limited. Zuda Xu is the sole director and shareholder of Top Interest International Limited and is deemed the beneficial owner of the shares held by Top Interest.

(3) China U.S. Bridge Capital Limited has sole voting and dispositive power over 5,700,000 shares of our common stock. China U.S. Bridge Limited owns a controlling interest (49%) of Shenzhen Li Gao Fa Electronics Limited and has shared voting and dispositive power over the 5,180,000 shares held by Shenzhen Li Gao Fa Electronics Limited. By virtue of being the Chief Executive Officer, Manager and controlling member of, and holder of a 1% interest in, China U.S. Bridge Capital Limited, Guoqing Yu is deemed the beneficial owner of the shares held by China U.S. Bridge Capital Limited.

(4) Shenzhen Li Gao Fa Electronics Limited has shared voting and dispositive power over the shares held by it.

Equity Compensation Plan Information

         On April 1, 2004, we entered into a consulting agreement with Fairmay Limited. On June 10, 2004, the company registered 5,070,000 shares issued to these nine individual consultants under the Kubla Khan, Inc. 2004 Equity Incentive Plan.

         The following table sets forth aggregate information regarding the Kubla Khan, Inc. 2004 Equity Incentive Plan, which is our only equity compensation plans in effect as of the date hereof:

                                                           Number of
                    Plan category                       securities to be    Weighted-average   Number of securities
                                                          issued upon      exercise price of  remaining available for
                                                          exercise of         outstanding      future issuance under
                                                          outstanding           options/        equity compensation
                                                        options/warrants        warrants               plans
                                                              (a)                  (b)                  (c)
Equity compensation plans approved by security                     --                   --               --
holders
Equity compensation plans not approved by security          5,070,000                  $0.10             --
holders
Total                                                       5,070,000                  $0.10             --

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During calendar years 2002 and 2003, we were parties to an agreement with William Roberts, our former President and a director, whereby we rented office space from Mr. Roberts on a month-to-month basis for $500 per month. This agreement terminated on March 31, 2004 upon the consummation of the private offering of 5,500,000 shares of our Common Stock. We do not have any related party transactions or proposed related party transactions. We do not believe our transaction with China Digital Communication Group is a related party transaction because the interests of certain persons to this transaction arose solely from their ownership of our securities, for which they did not receive any extra or special benefit, and from their ownership of securities of China Digital, for which such persons had no voting power.

ITEM 13. EXHIBITS AND ANNUAL REPORTS ON FORM 8-K

(a) Financial Statements (included in Part II of this annual report):

         Report of Independent Registered Public Accounting Firm
         Balance Sheet
         Statement of Loss and Accumulated Deficit Statements of Cash Flows Statement of Stockholder's Equity
         Notes to Consolidated Financial Statements

(b)     Exhibits

        2.1 Agreement for the Sale and Purchase of Shares in Value Global International Limited, dated as of August 5, 2004, between Kubla Khan, Incorporated and Juxiang Ruan, Top Interest International Limited, Zuhong Xu, and Zaozhen Fang, the shareholders of Value Global International Limited, Value Global International Limited and Qian Fan and Huan Ya Tong Investment Development Co., Limited. (Incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 20, 2004).

        3.1.1 Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1.1 to the Registrant's Registration Statement on Form SB-2, filed with the SEC on September 19, 2000).

        3.1.2 Amendment Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1.2 to the Registrant's Registration Statement on Form SB-2, filed with the SEC on September 19,
                     2000).

        3.2 Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2, filed with the SEC on September 19, 2000).

        4.1* Kubla Khan, Inc. 2004 Equity Incentive Plan (Incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed with the SEC on June 10, 2004).

        10.1+ Strategic Partnership Agreement, dated as of December 15, 2004, between Onanma Services Limited and China Finance, Inc.

        10.2* Employment Agreement, dated as of October 12, 2004, between China Finance, Inc. and Zhiyong Xu (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A, filed with the SEC on November 8,
                     2004).

        10.3 Noncompetition, Nonsolicitation and Nondisclosure Agreement dated as of October 12, 2004, between China Finance, Inc. and Zhiyong Xu (Incorporated herein by reference to Exhibit
                     10.3 to the Registrant's Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).

        10.4* Employment Agreement, dated as of October 12, 2004, between China Finance, Inc. and Alex Hu (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A, filed with the SEC on November 8,
                     2004).

        10.5 Noncompetition, Nonsolicitation and Nondisclosure Agreement dated as of October 12, 2004, between China Finance, Inc. and Alex Hu (Incorporated herein by reference to Exhibit
                     10.5 to the Registrant's Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).

        10.6* Employment Agreement, dated as of October 12, 2004, between China Finance, Inc. and Charles Wang (Incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K/A, filed with the SEC on November 8,
                     2004).

        10.7 Noncompetition, Nonsolicitation and Nondisclosure Agreement dated as of October 12, 2004, between China Finance, Inc. and Charles Wang (Incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).

        10.8 Resignation letter of Xiaohin Liu dated October 11, 2004 (Incorporated herein by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).

        10.9 Resignation letter of ZhongPing Wang dated October 11, 2004 (Incorporated herein by reference to Exhibit 10.11 to the Registrant's Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).

        10.10* Employment Agreement and Noncompetition, Nonsolicitation and Nondisclosure Agreement, dated as of March 17, 2005, between the Registrant and Liang Liao (Incorporated herein by reference to Exhibit 10.12 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 17, 2005).

        10.11* Employment Agreement and Noncompetition, Nonsolicitation and Nondisclosure Agreement, dated as of March 17, 2005, between the Registrant and Li Guo (Incorporated herein by reference to Exhibit 10.13 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 17, 2005).

        14.1         Code of Ethics (Incorporated herein by reference to Exhibit
                     14.1 to the Registrant's Annual Report on Form 10-KSB filed with the SEC on April 13, 2004).

        16.1 Letter of Randy Simpson, CPA, P.C. (Incorporated herein by reference to Exhibit 16.1 to the Registrant's Annual Report on Form 10-KSB/A filed with the SEC on June 7, 2004).

        16.2 Letter of Moores Rowland Mazars (Incorporated herein by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed with the SEC on July 20, 2004).

        16.3 Letter of Weinberg & Company, P.A. (Incorporated herein by reference to Exhibit 16.1 to the Registrant's Current Report on Form 8-K/A, filed with the SEC on January 5,
                     2005)

        17.1 Resignation letter of YaLi Xu dated October 11, 2004 (Incorporated herein by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).

        17.2         Resignation letter of Zhongnan Xu dated October 11,
                     2004 (Incorporated herein by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).

        17.3 Resignation letter of Chunlei (Charles) Wang dated March 17, 2005 (Incorporated herein by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 17, 2005).

        21.1+        Subsidiaries of Registrant.

        23.1+        Consent of Rotenberg & Company, LLP.

        31.1+        Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2+        Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

        32+ Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         ----------------------------

         +   Filed herewith.

         * Represents a management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEE

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our 10-KSB and 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $5,000 for fiscal year ended 2003 and $31,309.71 for fiscal year ended 2004, which also included the audit and review of financial statements included in our report on Form 8-K filed with SEC on November 8, 2004 in connection with the Acquisition of Value Global.

AUDIT-RELATED FEES

         There were no other aggregate fees billed in either of the last two fiscal years for other audit related services.

TAX FEES

         The aggregate fees in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $750 paid to our previous principal accountant Randy Simpson, CPA P.C. for fiscal year ended 2004 for preparing 2001, 2002, and 2003 Tax Returns. There were no tax fees for fiscal year ended 2003.

ALL OTHER FEES

         There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

         We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. However, we're actively searching for financial experts to fill in the audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHINA FINANCE, INC.


Date: March 28, 2005                  By:   /s/ Zhiyong Xu
                                            --------------
                                            Zhiyong Xu
                                            Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                              Capacity in Which Signed                    Date
----------------------------       ------------------------------------------     ------------------
By: /s/ Zhiyong Xu                 Chairman and Chief Executive Officer              March 28, 2005
    ------------------------       (Principal Executive Officer)
    Zhiyong Xu


By: /s/ Liang Liao                 Chief Financial Officer (Principal                March 28, 2005
    ------------------------       Financial Officer)
    Liang Liao


By: /s/ Li Guo                     Secretary and Director                            March 28, 2005
    ------------------------
      Li Guo


By: /s/ Zhongping Wang             Director                                          March 28, 2005
    ------------------------
       Zhongping Wang