Form 10QSB
period 2005-03-31
CHINA FINANCE, INC.
filed 2005-05-09
CIK 1123440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2005

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


                          111 Pavonia Avenue, Suite 615
                          Jersey City, New Jersey 07310
                    (Address of principal executive offices)


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

      There were 57,671,744 shares of the Company's common stock outstanding as of May 4, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ACCOUNTANTS' REVIEW REPORT.....................................................1

PART I - FINANCIAL INFORMATION.................................................2

         Item 1.  Condensed Financial Statements and Notes thereto.............2

         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation.................................................8

         Item 3.  Controls and Procedures.....................................12

PART II - OTHER INFORMATION...................................................12

         Item 1.  Legal Proceedings...........................................12

         Item 2.  Changes in Securities and Use of Proceeds...................12

         Item 3.  Defaults Upon Senior Securities.............................12

         Item 4.  Submission of Matters To a Vote of Security
                  Holders.....................................................12

         Item 5.  Other Information...........................................12

         Item 6.  Exhibits ...................................................12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of China Finance, Inc.:

We have reviewed the consolidated balance sheet of China Finance, Inc. and subsidiaries as of March 31, 2005, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity and cash flows for the three month period ended March 31, 2005. These consolidated interim financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have  previously  audited,  in  accordance  with the  standards of the Public
Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2004 (presented herein), and the related statements of operations, changes in stockholders' equity, and cash flows from the inception (June 24, 2004) through December 31, 2004 (presented herein); and in our report dated February 23, 2005, we expressed an unqualified opinion on those financial statements.


Rochester, N.Y.                                     /S/ Rotenberg & Co., LLC
April 27, 2005                                      ----------------------------
                                                    Rotenberg & Co., LLC.
                                                    Certified Public Accountants

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements and Notes thereto

China Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

                                                      March 31,     December 31,
                                                        2005           2004
                                                     (Unaudited)     (Audited)
                                                         US$            US$
                                                     --------------------------
ASSETS

Current assets
  Cash and cash equivalents                           11,362,888     11,512,987
  Loan Receivable                                        242,000        241,645
  Marketable Securities                                2,159,757      3,648,243
  Prepaid expenses                                           938          1,601
  Deferred Compensation                                       --        125,000
                                                     --------------------------
Total Current Assets                                  13,765,583     15,529,476
                                                     --------------------------

  Property, plant and equipment, net                      18,383         19,888
                                                     --------------------------

                                                     ==========================
TOTAL ASSETS                                          13,783,966     15,549,364
                                                     ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                         1,815          1,815
  Accrued expenses                                        20,513         28,397
  Deferred revenue                                         3,227          6,708
                                                     --------------------------
Total Current Liabilities                                 25,555         36,920
                                                     --------------------------

Stockholders' Equity
  Common stock                                            57,672         57,672
  Additional paid-in capital                          13,078,373     13,078,373
  Retained earnings                                    3,240,254      3,505,801
  Accumulated Other Comprehensive Income (Loss)       (2,617,888)    (1,129,402)
                                                     --------------------------
Total Stockholders' Equity                            13,758,411     15,512,444
                                                     --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            13,783,966     15,549,364
                                                     ==========================

              The accompanying notes are an integral part of these
                        condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three Months Ended March 31, 2005 (Unaudited) and
For the Period from Inception (June 24, 2004),
Through December 31, 2004 (Audited)

                                                                  For the Period
                                                                  from Inception
                                                                    (June 24,
                                                    For the three      2004),
                                                    months ended     Through
                                                      March 31,     December 31,
                                                        2005           2004
                                                     (Unaudited)     (Audited)
                                                         US$            US$
                                                    ---------------------------
Revenue                                                  26,161       4,822,976

Operating expenses:

    General and administrative                          165,349         435,175

    Professional fees                                   125,000         882,000

    Bank commission charge                                  637              --

    Currency translated                                     722              --
                                                    ---------------------------

Total operating expenses                                291,708       1,317,175
                                                    ---------------------------

Net income before income tax                           (265,547)      3,505,801

    Provision for income taxes                               --              --
                                                    ---------------------------

Net Income (Loss)                                      (265,547)      3,505,801

Other Comprehensive Income (Loss)

    Unrealized Loss on Marketable Securities         (1,488,486)     (1,129,402)
                                                    ---------------------------

Other Comprehensive Income (Loss)                    (1,754,033)      2,376,399
                                                    ===========================

Earnings Per Share

    Basic and Diluted                                      (.03)            .05
                                                    ===========================

Weighted Average Number of Shares

    Basic and Diluted                                57,671,744      51,712,456
                                                    ===========================

              The accompanying notes are an integral part of these
                        condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) For the Period from Inception (June 24, 2004), Through March 31, 2005

                                                                                           Accumulated         Total
                           Common Stock                      Additional                       Other        stockholders'
                             Number of           Par           paid-in       Retained      Comprehensive       equity
                              shares            value          capital       Earnings      Income (Loss)     (deficit)
                           --------------------------------------------------------------------------------------------
Balances June 24, 2004               --      $         --   $         --   $         --    $         --    $         --

Issuance of common
stock in connection
with recapitalization
of Value Global              46,990,000(1)         46,990     12,035,066             --              --      12,082,056

Issuance  of  shares  in
connection with
acquisition of Public        10,681,744            10,682      1,043,307             --              --       1,053,989
Shell

Net Income for the
Period                               --                --             --      3,505,801              --       3,505,801

Unrealized Loss on
Marketable Securities                --                --             --             --      (1,129,402)     (1,129,402)
                           --------------------------------------------------------------------------------------------

As of December 31, 2004      57,671,744            57,672     13,078,373      3,505,801      (1,129,402)     15,512,444

Net Loss for the Period              --                --             --       (265,547)             --        (265,547)

Unrealized Loss on
Marketable Securities                --                --             --             --      (1,488,486)     (1,488,486)
                           --------------------------------------------------------------------------------------------

As of March 31, 2005         57,671,744      $     57,672   $ 13,078,373   $  3,240,254    $ (2,617,888)   $ 13,758,411
                           ============================================================================================

(1) Reflects the shares issued to Value Global by China Finance in connection with the recapitalization.

              The accompanying notes are an integral part of these
                        condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March, 2005 (Unaudited) and
For the Period from Inception (June 24, 2004),
Through December 31, 2004 (Audited)

                                                                                For the Period from
                                                                 For the three  Inception (June 24,
                                                                  months ended    2004), Through
                                                                  March, 2005    December 31, 2004
                                                                  (Unaudited)        (Audited)
                                                                       US$              US$
                                                                 --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                   (265,547)           3,505,801

Non-cash expenses:
Receipt of marketable securities for services rendered                    --           (4,777,645)
Expenses paid in connection with acquisition of public shell              --               (3,211)
Capital contribution of services and facilities by stockholder            --              507,000
Depreciation                                                           1,505                2,457

CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in loan receivable                                  (355)            (241,645)
(Increase) decrease in deferred compensation                         125,000             (125,000)
Increase (Decrease) in deferred revenue                               (3,481)               6,708
(Increase) decrease in prepaid expenses                                  663               (1,601)
Increase (decrease) in accrued expense                                (7,884)              28,397
Increase (decrease) in accounts payable                                   --                1,815
                                                                 --------------------------------
Net cash used in operating activities                               (150,099)          (1,096,924)
                                                                 --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment                                              --               (9,415)

Leasehold improvements                                                    --              (12,930)

                                                                 --------------------------------
Net cash used in investing activities                                     --              (22,345)

                                                                 --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash                                         --           12,632,256
                                                                 --------------------------------
Net cash provided by financing activities                                 --           12,632,256
                                                                 --------------------------------

Net change in cash and cash equivalents                             (150,099)          11,512,987
Cash and cash equivalents at beginning of period                  11,512,987                   --
                                                                 --------------------------------
Cash and cash equivalents at end of period                        11,362,888           11,512,987
                                                                 ================================

              The accompanying notes are an integral part of these
                         condensed financialstatements.

China Finance, Inc. and Subsidiaries
Notes to Condensed Financial Statements (Unaudited)
For the three months ended March 31, 2005

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

      China Finance, Inc., incorporated on March 28, 2000 in the State of Utah (the "Company"), with its principal executive offices in Jersey City, New Jersey. The Company was incorporated under the name of Kubla Khan, Inc. From 2001 to 2003, upon completion of a public offering of its common stock, the Company began doing business as an overstock and overrun specialist whereby it purchased excess production of clothing and other personal items from manufacturers or jobbers. In 2003, the Company abandoned its overrun stock business.

      On April 21, 2004, the Company's board of directors approved, among other things, an amendment to the Company's Articles of Incorporation to increase the number of shares of common stock, par value $.001 per share (the "Common Stock"), authorized from 50,000,000 to 100,000,000. As of the same date, shareholders of the Company holding 89% of the then total issued and outstanding shares of Common Stock eligible to vote at a meeting of shareholders executed a written consent which approved, among other things, an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized from 50,000,000 to 100,000,000. In connection with such written consent, on May 11, 2004, the Company filed a Schedule 14C with the SEC (the "Information Statement"). The Information Statement was amended and re-filed with the SEC on June 7, 2004.

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

      The Company acquired all of the outstanding shares of Value Global and in exchange issued shares of its common stock to each of the shareholders of Value Global. Based on mutually-agreed upon valuations for each of Value Global and the Company, the shareholders of Value Global received 46,990,000 restricted shares (the "Shares") of the Company's common stock, representing approximately 81.5% of the outstanding common stock of the Company as of October 8, 2004, for their holdings in Value Global. On August 5, 2004, the Company entered into an agreement for the sale and purchase of shares (the "Sale Agreement") with Value Global, JuXiang Ruan, Top Interest International Limited, ZuHong Xu and ZaoZhen Fang, each as shareholders of Value Global, and Qian Fan and Huan Ya Tong Investment Development Co., Limited, which agreement set forth the terms of the Acquisition.

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

2.    BASIS OF PRESENTATION

      The condensed consolidated financial statements of China Finance, Inc. and subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's annual report on Form 10-KSB, and other reports filed with the SEC.

      The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

3.    RECENT PRONOUNCEMENTS

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, "Inventory
      Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2006. The Company does not believe this standard will have a material impact on its consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company does not believe this standard will have a material impact on its consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

4.    CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

      The company faces a number of risks and challenges since its operations are in the People's Republic of China ("PRC"). The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

      Business Overview

      In June, 2004, our board of directors decided to enter into the surety guarantee business. Specifically, we decided to focus on providing surety guarantees to companies based in the People's Republic of China ("PRC" or "China") that were seeking to expand operations into the United States. On
October 8, 2004, we completed the acquisition of all of the issued and outstanding equity securities of Value Global International Limited, a British Virgin Islands company ("Value Global") and its wholly-owned subsidiary, Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd. ("Shiji Ruicheng").

      Though Shiji Ruicheng, we provide guarantees to China's privately owned small and medium-sized enterprises ("SMEs") when they seek access to capital or to be acquired by a United States reporting company in a merger. We operate two business segments:

      Surety Guarantee. We provide surety guarantees to Chinese SMEs seeking to be acquired by a United States reporting company in a "reverse merger" or other merger and acquisition ("M&A") transaction. The surety guarantee business generates revenues through fees, which typically are based on a percentage of the transaction. We provide contractual guarantees which help to facilitate the completion of a reverse merger or other merger and acquisition transaction entered into by Chinese companies desiring to become a publicly-traded company in United States. Since we typically get compensation in the form of stock from our client companies, we have a risk control department that frequently monitors the performance of our client companies and their stock to decide the right time to sell or hold the stocks and to minimize the impacts of their stock price fluctuations to our cash flows.

      Loan Guarantee. We also provide guarantees to SMEs and individuals obtaining loans from a Chinese bank for their business operations and/or personal use. The corporate loan guarantee and the consumer loan guarantee businesses require that the borrower pay us a certain percentage of the loan amount as the upfront fee. Loan maturities are short, ranging from one to five years, and are guaranteed through a wide range of collateral of the borrower. We get a security interest on collateral such as fixed assets, receivables, and inventory from our corporate clients and personal properties from our individual clients. If the clients failed to fulfill their obligations, we have the right to liquidate that collateral. In addition, our risk control department also frequently monitors the current value of the collateral that we get from our clients to make sure there is no material impairment to the collateral.

      Results of Operations for the Three-Month Period Ended March 31, 2005 and for the Period from Inception (June 24, 2004) through December 31, 2004

      Revenues

      Revenues for the three months ended March 31, 2005 were $26,161 and for the year ended December 31, 2004 were $4,822,976. The revenue for the three months ended March 31, 2005 was from our loan guarantee business. The revenue for the year ended December 31, 2004 was derived primarily from our first surety guarantee transaction.

      Net Income

      Net income for the three months ended March 31, 2005 was $(265,547) and for the year ended December 31, 2004 was $3,505,801.

      Selling, general and administrative expenses

      Selling, general and administrative expenses for the three months ended March 31, 2005 was $291,708 and for the year ended December 31, 2004 were $1,317,175. We incurred these selling, general and administrative expenses in connection with executing our new business plan. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business.

      Income taxes

      Taxes on profits earned by its wholly owned subsidiary Shiji Ruicheng are calculated in accordance with taxation principles currently effective in the PRC. We account for income taxes using the liability method. Taxes on profits earned by our wholly owned subsidiary Value Global are calculated in accordance with taxation principles currently effective in the British Virgin Island. Value Global is an International Business Company (IBC) registered in the British Virgin Islands that is exempt from all taxes and withholding taxes in the British Virgin Islands and pays only registration fees and annual license fees which amount to US$300 per annum unless authorized capital is higher than US$50,000, in which case the fee would rise to US$1,000.

      We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," for taxes on U.S. taxable income using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

      Liquidity and Capital Resources

      As of March 31, 2005, we had cash and cash equivalents of $11,362,888 and as of December 31, 2004, we had cash and cash equivalents of $11,512,987. Cash flows from operating activities were ($150,099) for the three months ended March 31, 2005 and were ($1,096,924) for the year ended December 31, 2004. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. On a long-term basis, our liquidity is dependent on our successfully executing our new business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our new business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

      We do not currently own any plant or significant equipment, and during 2005, we do not anticipate purchasing any plant or significant equipment, except as may be required if we cannot or choose not to register as an investment company under the 1940 Act. For more information, see "About the Investment Company Act of 1940." We do not anticipate incurring significant changes in the number of our employees.

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

      The recently announced Securities and Exchange Commission (the "SEC") Release No.33-8098 require us to identify accounting estimates we make in applying the accounting policies and the initial adoption by us of an accounting policy that has a material impact on our financial presentation. Under the first part of the proposals, we would have to identify the accounting estimates reflected in its financial statements that required us to make assumptions about matters that were highly uncertain at the time of estimation. Disclosure about those estimates would then be required if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the company's financial condition, changes in financial condition or results of operations. Our disclosure about these critical accounting estimates would include a discussion of: the methodology and assumptions underlying them; the effect the accounting estimates have on our financial presentation; and the effect of changes in the estimates. Under the second part of the proposals, if we initially adopted an accounting policy with a material impact, we would have to disclose information that includes: what gave rise to the initial adoption; the impact of the adoption; the accounting principle adopted and method of applying it; and the choices it had among accounting principles.

      In June 1977, the FASB issued Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("FAS 15"). FAS 15 establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. This Statement requires adjustments in payment terms from a troubled debt restructuring generally to be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor's carrying amount of the loan, the creditor recognizes no loss, only a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor's recorded liability.

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

      For a discussion of our critical accounting policies, please see Note 3 to our consolidated financial statements contained elsewhere in this report.

      Off-Balance Sheet Arrangements

      In the ordinary course of business, we enter into arrangements to facilitate our business purpose of providing surety and loan guarantees to SMEs. We structure transactions to meet the financial needs of our clients, manage credit, market or liquidity risks or to optimize our capital.

      We may enter into these transactions which, under generally accepted accounting principles, may not be recorded on our balance sheet or which may be recorded in amounts different from the full contract or notional amount of the transaction. Our primary off-balance sheet arrangements would result from our providing surety and loan guaranties in which we would provide contractual assurance of the completion of a transaction or guaranty the timely repayment of principal and interest of our client to a third party, all in exchange for a guaranty fee. In these transactions, we would have both a non-contingent obligation related to the compensation received for assuming the credit risk and a contingent obligation related to the guaranty of payment in the event the underlying loan to the borrower goes into default, or in the event that the parties fail to perform under the surety guarantee contract.

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

      We did not have any non-contingent or contingent guaranty obligations at March 31, 2005 requiring recognition or disclosure under FIN 45. At March 31, 2005, we have guaranteed the timely re-payment of principal and interest of one party to a bank in exchange for a fee, whereby we have placed cash on deposit with the bank equal to the full amount of the loan outstanding to the borrower. The maximum amount of exposure to us is recorded on our balance sheet as "Loans Receivable" in the accompanying financial statements.

      About the Investment Company Act of 1940

      We acquired Value Global and its subsidiary, Shiji Ruicheng, on October 8, 2004. Shiji Ruicheng closed its first surety guarantee transaction whereby Value Global received as its fee certain shares of the common stock of China Digital Communication Group, which had completed its acquisition of Billion Electronics. As both Value Global and Shiji Ruicheng are our wholly owned subsidiaries, we inadvertently fell under the definition of an "investment company" pursuant to
Section 3(a)(1) of the Investment Company Act of 1940, as amended (the "1940 Act"). Because in excess of 40% of our total assets (excluding cash) are held in securities of another entity (China Digital Communication Group), we remain under this definition as of March 31, 2005. We intend to continue to pursue our primary business of issuing surety guarantees and, in reliance upon Rule 3a-2 of the 1940 Act (the "Transient Investment Companies Rule"), we have one year from October 8, 2004 to resolve this matter and demonstrate our intention to be in a business other than that of investing, reinvesting, owning, holding or trading in securities of another company.

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

Item 3. Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, given our limited operations, our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As we develop new business or if we engage in an extraordinary transaction we will review our disclosure controls and procedures and make sure that they are adequate.

      We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers. We have also undertaken to periodically review our disclosure controls and procedures and internal controls for adequacy and effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      We are not presently involved in litigation that we expect individually or in the aggregate to have a material adverse effect on our financial condition, results of operation or liquidity.

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters To a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits

      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CHINA FINANCE, INC.
                                             (Registrant)


Date: May 9, 2005                            By:/s/ Zhiyong Xu
                                                 -------------------------------
                                              Name:  Zhiyong Xu
                                              Title: Chief Executive Officer and
                                                     Chairman of the Board


Date: May 9, 2005                            By:/s/ Liang Liao
                                                 -------------------------------
                                              Name:  Liang Liao
                                              Title: Chief Financial Officer