Form 10QSB
period 2005-06-30
CHINA FINANCE, INC.
filed 2005-08-15
CIK 1123440

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2005

| | Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period _____________________ to _____________________


                        Commission File Number 333-46114


                              CHINA FINANCE, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)



                 Utah                              87-0650976
    (State or other jurisdiction of     (IRS Employer Identification No.)
    incorporation or organization)

                          111 Pavonia Avenue, Suite 615
                          Jersey City, New Jersey 07310
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 216-0880
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

      There were 57,671,744 shares of the Company's common stock outstanding as of August 10, 2005.

      Transitional Small Business Disclosure Format (Check one): Yes |_|
No |X|

                                TABLE OF CONTENTS

                                                                            Page

                                        i

ACCOUNTANTS' REVIEW REPORT..................................................1

PART I - FINANCIAL INFORMATION..............................................1

      Item 1.     Condensed Financial Statements and Notes thereto..........1

      Item 2.     Management's  Discussion  and  Analysis  or  Plan of
                  Operation.................................................7

      Item 3.     Controls and Procedures..................................10

PART II - OTHER INFORMATION................................................11

      Item 1.     Legal Proceedings........................................11

      Item 2.     Changes in Securities and Use of Proceeds................11

      Item 3.     Defaults Upon Senior Securities..........................11

      Item 4.     Submission of Matters To a Vote of Security Holders......11

      Item 5.     Other Information........................................11

      Item 6.     Exhibits.................................................11

PART I   -  FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements and Notes thereto

China Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

                                           June 30, 2005     December 31, 2004
                                             (Unaudited)          (Audited)
                                            -----------         -----------
ASSETS                                          US$                  US$
Current assets

  Cash and cash equivalents                 $11,239,337         $11,512,987
  Due from related parties                          163                  --
  Loan Receivable                               242,000             241,645
  Marketable Securities                       3,010,570           3,648,243
  Prepaid expenses                                  332               1,601
  Deferred Compensation                              --             125,000
                                            -------------------------------
Total Current Assets                        $14,492,402         $15,529,476
                                            ===============================

  Property, plant and equipment, net             16,849              19,888
                                            -------------------------------

TOTAL ASSETS                                 14,509,251          15,549,364
                                            ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable                          $     1,815         $     1,815
  Other Payable                                   8,397                  --
  Accrued expenses                               20,513              28,397
  Deferred revenue                                  807               6,708
                                            -------------------------------
Total Current Liabilities                        31,532              36,920
                                            -------------------------------

Stockholders' Equity

  Common stock                                   57,672              57,672
  Additional paid-in capital                 13,078,373          13,078,373
  Retained earnings                           3,108,749           3,505,801
  Accumulated Other Comprehensive Income     (1,767,075)         (1,129,402)
    (Loss)
Total Stockholders' Equity                   14,477,719          15,512,444
                                            -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $14,509,251         $15,549,364
                                            ===============================

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) For the Three Months and Six Months Ended June 30, 2005, and the Period From Inception (June 24, 2004) through June 30, 2004 (Unaudited) and For the Period from Inception (June 24, 2004) through December 31, 2004 (Audited)

                                                        For the     For the Period
                            For the       For the     Period from   from Inception
                             three      For the six    Inception       (June 24,
                             months    months ended     (June 24,     2004) through
                           ended June    June 30,    2004) through   December 31,
                            30, 2005       2005      June 30, 2004        2004
                          (Unaudited)   (Unaudited)   (Unaudited)      (Audited)
                              US$           US$           US$             US$
                          ----------------------------------------------------------
                          ----------------------------------------------------------

                  Revenue  $    26,101   $    52,262         $   --      $4,822,976

      Operating expenses:

              General and
           administrative      156,880       322,229             --         435,175

        Professional fees            -       125,000             --         882,000

          Bank commission
                   charge          613         1,250             --               -

      Currency translated          113           835             --               -
                          ----------------------------------------------------------

 Total operating expenses      157,606       449,314             --       1,317,175
                          ----------------------------------------------------------

 Net income before income
                      tax    (131,505)     (397,052)             --       3,505,801

     Provision for income            -             -             --               -
                    taxes
                          ----------------------------------------------------------

        Net Income (Loss)    (131,505)     (397,052)             --       3,505,801

      Other Comprehensive
            Income (Loss)

       Unrealized gain on
   Marketable Securities      850,813     (637,673)              --     (1,129,402)
                          ----------------------------------------------------------

      Other Comprehensive  $   719,308  $(1,034,725)        $   --      $2,376,399
            Income (Loss)
                          ==========================================================

       Earnings Per Share   $      .01  $      (.02)        $    0     $       .05


        Basic and Diluted

                          ==========================================================

  Weighted Average Number
                of Shares


        Basic and Diluted   57,671,744   57,671,744      4,485,580      51,712,456

                          ==========================================================

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) For the Period from Inception (June 24, 2004) through June 30, 2005 (Unaudited)

                                                                                                      Accumulated
                                           Common                                                        Other
                                           Stock                        Additional                   Comprehensive       Total
                                          Number of         Par           Paid-In        Retained        Income      Stockholders'
                                           Shares           Value         Capital        Earnings        (Loss)     Equity (deficit)
                                         ----------      ----------     ----------      ----------     ----------     ----------
Balances June 24, 2004                           --      $       --      $       --      $       --     $       --      $       --

Issuance of common stock in  connection  46,990,000          46,990     12,035,066              --             --     12,082,056
with recapitalization of Value Global

Issuance of shares in  connection  with  10,681,744          10,682      1,043,307              --             --      1,053,989
acquisition of Public Shell

Net Income for the Period                        --              --             --       3,505,801             --      3,505,801

Unrealized  Loss on Marketable                   --              --             --              --     (1,129,402)    (1,129,402)
Securities
                                         ----------      ----------     ----------      ----------     ----------     ----------

As of December 31, 2004                  57,671,744          57,672     13,078,373       3,505,801     (1,129,402)    15,512,444

Net Loss for the Period                          --              --             --        (265,547)            --       (265,547)

Unrealized Loss on Marketable                    --              --             --              --     (1,488,486)    (1,488,486)
Securities
                                         ----------      ----------     ----------      ----------     ----------     ----------

As of March 31, 2005                     57,671,744      $   57,672     $13,078,373     $3,240,254     $(2,617,888)   $13,758,411

Net Loss for the Period                          --              --             --        (131,505)            --       (131,505)

Unrealized
Gain on Marketable
Securities                                       --              --             --              --        850,813        850,813

                                         ----------      ----------     ----------      ----------     ----------     ----------

As of June 30, 2005                      57,671,744      $   57,672     $13,078,373     $3,108,749     $(1,767,075)   $14,477,719
                                         ==========      ==========     ==========      ==========     ==========     ==========

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2005 and the Period From Inception (June 24, 2004) through June 30, 2004 (Unaudited) and For the Period from Inception (June 24, 2004) through December 31, 2004 (Audited)

                                                                        For the Period
                                                                        from Inception
                                                            For the        (June 24,
                                                          Period From   2004), through
                                            For the Six    Inception     December 31,
                                               Months      (June 24,          2004
                                             Ended June     2004)          June 30,
                                              30, 2005      through           2004
                                            (Unaudited)     (Audited)     (Unaudited)
                                            ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:            US$             US$           US$
Net Income (Loss)                                (397,052)       --         3,505,801
Non-cash expenses:
   Receipt of marketable securities for                --        --        (4,777,645)
   services rendered
   Expenses paid in connection with                    --        --            (3,211)
   acquisition of public shell
   Capital contribution of services and                --        --           507,000
   facilities by stockholder
   Depreciation                                     3,039        --             2,457
                                            ------------------------------------------

CHANGES IN OPERATING ASSETS AND

LIABILITIES:

(Increase) decrease in loan receivable               (355)       --          (241,645)
(Increase) decrease in deferred                   125,000        --          (125,000)
compensation
Increase (Decrease) in deferred revenue            (5,901)       --             6,708
(Increase) decrease in prepaid expenses             1,269        --            (1,601)
Increase (decrease) in accrued expense             (7,884)       --            28,397
Increase (decrease) in accounts and other           8,397        --             1,815
payable
                                               --------------------------------------
Net cash used in operating activities             120,526        --        (1,096,924)
                                               --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Due From Related Parties                             (163)       --                --
Purchase of office equipment                           --        --            (9,415)
Leasehold improvements                                 --        --           (12,930)
                                               --------------------------------------
Net cash used in investing activities                (163)       --           (22,345)
                                               --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock for cash                      --        --        12,632,256
                                               --------------------------------------
Net cash provided by financing activities              --        --        12,632,256
                                               --------------------------------------

Net change in cash and cash equivalents          (273,650)       --        11,512,987
Cash and cash equivalents at beginning of
period                                         11,512,987        --                --
                                               --------------------------------------
Cash and cash equivalents at end of period     $11,239,337      $ --      $11,512,987
                                               ======================================


The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Notes to Condensed Financial Statements (Unaudited)
For the six months ended June 30 , 2005

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

      China Finance, Inc., incorporated on March 28, 2000, in Utah under the name of Kubla Khan, Inc. From 2001 to 2003, upon completion of a public offering of its common stock, the Company engaged in business as an overstock and overrun specialist, whereby it purchased excess production of clothing and other personal items from manufacturers or jobbers. In 2003, the Company abandoned its overrun stock business.

      On August 9, 2004, the Company amended its Articles of Incorporation to change its name from Kubla Khan, Inc. to China Finance, Inc.

      On October 8, 2004, the Company completed the acquisition (the "Acquisition") of all of the issued and outstanding equity securities of Value Global International Limited, a British Virgin Islands company ("Value Global") and its wholly-owned subsidiary, Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd. ("Shiji Ruicheng"). Shiji Ruicheng principally provides corporate financial guarantees, including business loan guarantees and surety guarantees, to China-based businesses looking to expand into the United States, and consumer loan guarantees and professional services to aid individuals in obtaining loans for their homes and personal assets.

      In exchange for all of the outstanding shares of Value Global and the Company issued 46,990,000shares of its common stock to the shareholders of Value Global representing, after issuance, approximately 81.5% of the outstanding common stock.

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

      The accompanying unaudited interim financial statements reflect all adjustments (all of which are normal and recurring) that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

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

      Business Overview

      In June, 2004, our board of directors decided to enter the surety guarantee business. Specifically, we decided to focus on providing surety guarantees to companies based in the People's Republic of China ("PRC" or "China") that were seeking to expand operations into the United States. On
October 8, 2004, we completed the acquisition of all of the issued and outstanding equity securities of Value Global International Limited, a British Virgin Islands company ("Value Global") and its wholly-owned subsidiary, Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd. ("Shiji Ruicheng").

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

      Loan Guarantee. We also provide guarantees to SMEs and individuals obtaining loans from a Chinese bank for their business operations and/or personal use. The corporate loan guarantee and the consumer loan guarantee businesses require that the borrower pay us a certain percentage of the loan amount as the upfront fee. Loan maturities are short, ranging from one to five years, and are guaranteed through a wide range of borrowers' collateral. We get collateral such as fixed assets, receivables, and inventory from corporate clients and personal properties from individual clients. If the clients failed to fulfill their obligations, we have the right to liquidate that collateral. In addition, our risk control department also frequently monitors the current value of the collateral that we get from our clients to make sure there is no material impairment to the collateral.

      Results of Operations for the Three and Six-Month Periods Ended June 30, 2005 and for the Period from Inception (June 24, 2004) through December 31, 2004

      Revenues

      We had revenues of $26,101 for the three month period ended June 30, 2005 as compared to no revenue in the period from Inception (June 24, 2004) through June 30, 2004. We had revenues of $52,262 for the six month period ended by June 30, 2005 as compared to no revenue in the period from Inception (June 24, 2004) through June 30, 2004 in 2004. Revenue for the period from inception (June 24, 2004) through December 31,2004 was $4,822,976. Revenue for the three and six months period ended June 30, 2005 were from our loan guarantee business. Revenue for the period from inception (June 24, 2004) through December 31, 2004 was derived primarily from our first surety guarantee transaction.

      Selling, general and administrative expenses

      Selling, general and administrative expenses ("SG&A" consists primarily of administrative fees, professional fees, payroll costs and travel expenses etc.) for the three month period ended June 30, 2005 were $157,606 and $449,314 in the six month period ended June 30, 2005 as compared to $0 in the period from Inception (June 24, 2004) through June 30, 2004. SG&A for the period from inception (June 24, 2004) through December 31, 2004 were $1,317,175. The SG&A was incurred in connection with executing our new business plan. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business.

      Income taxes

      Taxes on profits earned by its wholly owned subsidiary Shiji Ruicheng are calculated in accordance with taxation principles currently effective in the PRC. We account for income taxes using the liability method. Taxes on profits earned by our wholly owned subsidiary Value Global are calculated in accordance with taxation principles currently effective in the British Virgin Island. Value Global is an International Business Company (IBC) registered in the British Virgin Islands that is exempt from all taxes and withholding taxes in the British Virgin Islands and pays registration fees and annual license fees which amount to US$300 per annum unless authorized capital is higher than US$50,000, in which case the fee would rise to US$1,000.

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

      Net Income (Loss)

      We had a net loss of $131,505 for the three month period ended June 30, 2005 as compared to no income or loss in the period from Inception (June 24, 2004) through June 30, 2004. We had a net loss of $397,052 for the six month period ended June 30, 2005 as compared to no income or loss in the period from Inception (June 24, 2004) through June 30, 2004. Net income for the year ended December 31, 2004 was $3,505,801. The net loss is due to SG&A that was incurred in connection with our new business plan, from which we have not yet been able to realize and income as of June 30, 2005.

      Liquidity and Capital Resources

      As of June 30, 2005, we had cash and cash equivalents of $11,239,337 as compared to $1,840 as of June 30, 2004 and $11,512,987 as of December 31, 2004.Cash flows from operating activities was $120,526 for the six months ended June 30, 2005 as compared to $(551,954) for the period from Inception (June 24, 2004) through June 30, 2004 and ($1,096,924) for the period from inception (June 24, 2004) through December 31, 2004. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. On a long-term basis, our liquidity is dependent on our successfully executing our new business plan, receipt of revenues, and, if needed, additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our new business plan.

      We do not currently own any plant or significant equipment, and, during 2005, we do not anticipate purchasing any plant or significant equipment, except as may be required if we cannot or choose not to register as an investment company under the 1940 Act. For more information, see "About the Investment Company Act of 1940." We do not anticipate incurring significant changes in the number of our employees.

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

      We did not have any non-contingent or contingent guaranty obligations at June 30, 2005 requiring recognition or disclosure under FIN 45. At June 30, 2005, we have guaranteed the timely re-payment of principal and interest of one party to a bank in exchange for a fee, whereby we have placed cash on deposit with the bank equal to the full amount of the loan outstanding to the borrower. The maximum amount of exposure to us is recorded on our balance sheet as "Loans Receivable" in the accompanying financial statements.

      About the Investment Company Act of 1940

      We acquired Value Global and its subsidiary, Shiji Ruicheng, on October 8, 2004. Shiji Ruicheng closed its first surety guarantee transaction whereby Value Global received as its fee certain shares of the common stock of China Digital Communication Group, which had completed its acquisition of Billion Electronics. As both Value Global and Shiji Ruicheng are our wholly owned subsidiaries, we inadvertently fell under the definition of an "investment company" pursuant to
Section 3(a)(1) of the Investment Company Act of 1940, as amended (the "1940 Act"). Because in excess of 40% of our total assets (excluding cash) are held in securities of another entity (China Digital Communication Group), we remain under this definition as of June 30, 2005. We intend to continue to pursue our primary business of issuing surety guarantees and, in reliance upon Rule 3a-2 of the 1940 Act (the "Transient Investment Companies Rule"), we have one year from October 8, 2004 to resolve this matter and demonstrate our intention to be in a business other than that of investing, reinvesting, owning, holding or trading in securities of another company.

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

                                        CHINA FINANCE, INC.
                                        (Registrant)

Date:  August  ____, 2005               By:   /s/
                                           --------------------------------
                                        Name:  Zhiyong Xu
                                        Title: Chief Executive Officer and
                                        Chairman of the Board

Date:  August ____, 2005

                                        By:   /s/
                                           --------------------------------
                                        Name:  Liang Liao
                                        Title: Chief Financial Officer