Form 10QSB
period 2005-09-30
CHINA FINANCE, INC.
filed 2005-11-14
CIK 1123440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________ to______________

Commission File Number 333-46114

______________________

CHINA FINANCE, INC.
(Exact name of small business issuer as specified in its charter)

Utah	87-0650976
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Pavonia Avenue, Suite 615
Jersey City, New Jersey 07310
(Address of principal executive offices)

(201) 216-0880
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

There were 57,671,744 shares of the Company’s common stock outstanding as of November 11, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

PART I -   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements and Notes thereto

China Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2005 (Unaudited) and December 31, 2004 (Audited)

	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
ASSETS	$US	$US
Current assets
Cash and cash equivalents	11,759,260	11,512,987
Due from related parties	165	-
Loan Receivable	247,200	241,645
Marketable Securities	611,032	3,648,243
Prepaid expenses	134	1,601
Deferred Compensation	-	125,000
Total Current Assets	12,617,791	15,529,476

Property, plant and equipment, net	15,644	19,888

TOTAL ASSETS	12,633,435	15,549,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	1,815	1,815
Other Payable	-	-
Accrued expenses	20,954	28,397
Deferred revenue	-	6,708
Total Current Liabilities	22,769	36,920

Stockholders’ Equity
Common stock	57,672	57,672
Additional paid-in capital	13,078,373	13,078,373
Retained earnings	1,286,285	3,505,801
Accumulated Other Comprehensive Income (Loss)	(1,811,664)	(1,129,402)
Total Stockholders’ Equity	12,610,666	15,512,444
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	12,633,435	15,549,364

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2005, and the Period from Inception (June 24, 2004) through September 30, 2004 (Unaudited) and for the Period from Inception (June 24, 2004) through December 31, 2004 (Audited)

	For the three months ended September 30, 2005 (Unaudited)	For the nine months ended September 30, 2005 (Unaudited)	For the Period from Inception (June 24, 2004 through September 30, 2004) (Unaudited)	For the Period from Inception (June 24, 2004 through December 31, 2004) (Audited)
	US$	$US	$US	$US
Revenue	22,710	74,972	–	4,822,976
Operating expenses:
General and administrative	149,090	471,319	61,985	435,175
Professional fees	–	125,000	125,000	882,000
Bank commission charge	831	2,081	–	–
Total operating expenses	149,921	598,400	186,985	1,317,175
Income (Loss) before other expenses	(127,211)	(523,428)	(186,985)	3,505,801
Other expenses
Loss on sale of marketable securities	1,686,571	1,686,571	–	–
Foreign Exchange losses	8,682	9,517	–	–
Net income before income tax	(1,822,464)	(2,219,516)	(186,985)	3,505,801
Provision for income taxes	–	–	–	–
Net Income (Loss)	(1,822,464)	(2,219,516)	(186,985)	3,505,801
Other Comprehensive Income (Loss)
Foreign currency exchange rate translation adjustments	253,626	253,626	–	–
Unrealized loss on Marketable Securities	(298,215)	(935,888)	–	(1,129,402)
Other Comprehensive Income (Loss)	(1,867,053)	(2,901,778)	(186,985)	2,376,399
Earnings Per Share Basic and Diluted	(.03)	(.05)	(.02)	.05
Weighted Average Number of Shares Basic and Diluted	57,671,744	57,671,744	10,681,744	51,712,456

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period from Inception (June 24, 2004) through September 30, 2005 (Unaudited)

	Common Stock Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (deficit)
Balances June 24, 2004	$US	$US	$US	$US	$US	$US
Issuance of common stock in connection with recapitalization of Value Global (1)	46,990,000	46,990	12,035,066	–	–	12,082,056
Issuance of shares in connection with acquisition of Public Shell	10,681,744	10,682	1,043,307	–	–	1,053,989
Net Income for the Period	–	–	–	3,505,801	–	3,505,801
Unrealized Loss on Marketable Securities	–	–	–	–	(1,129,402)	(1,129,402)
As of December 31, 2004	57,671,744	57,672	13,078,373	3,505,801	(1,129,402)	15,512,444
Net Loss for the Period	–	–	–	(265,547)	–	(265,547)
Unrealized Loss on Marketable Securities		–	–	–	(1,488,486)	(1,488,486)
As of March 31, 2005	57,671,744	57,672	13,078,373	3,240,254	(2,617,888)	13,758,411
Net Loss for the Period	–	–	–	(131,505)	–	(131,505)
Unrealized Gain on Marketable Securities	–	–	–	–	850,813	850,813
As of June 30, 2005	57,671,744	57,672	13,078,373	3,108,749	(1,767,075)	14,477,719
Net Loss for the Period	–	–	–	(1,822,464)	–	(1,822,464)
Gain from foreign currency exchange rate translation	–	–	–	–	253,626	253,626
Unrealized loss on Marketable Securities	–	–	–	–	(298,215)	(298,215)
As of September 30, 2005	57,671,744	57,672	13,078,373	1,286,285	(1,811,664)	12,610,666

(1) Reflects the shares issued to Value Global International Limited by China Finance, Inc. in connection with the recapitalization.

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and the Period from Inception (June 24, 2004) through September 30, 2004 (Unaudited) and for the Period from Inception (June 24, 2004) through December 31, 2004 (Audited)

	For the Nine Months Ended September 30, 2005 (Unaudited)	For the Period from Inception (June 24, 24) through September 30, 2004 (Unaudited)	For the Period from Inception (June 24, 2004), through December 31, 2004 (Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:	$US	$US	$US
Net Income (Loss)	(2,219,516)	(186,985)	3,505,801
Non–cash expenses:
Loss on sale of marketable securities	1,686,571	–	–
Receipt of marketable securities for services rendered	–	–	(4,777,645)
Expenses paid in connection with acquisition of public shell	–	–	(3,211)
Capital contribution of services and facilities by stockholder	–	–	507,000
Depreciation	4,244	–	2,457

CHANGES IN OPERATING ASSETS AND LIABILITIES:
(Increase) decrease in loan receivable	(5,555)	–	(241,645)
(Increase) decrease in deferred compensation	125,000	125,000	(125,000)
Increase (Decrease) in deferred revenue	(6,708)	–	6,708
(Increase) decrease in prepaid expenses	1,467	–	(1,601)
Increase (decrease) in accrued expense	(7,443)	–	28,397
Increase (decrease) in accounts and other payable	–	–	1,815
Increase (decrease) due to related party	–	114,920	–
Net cash used in operating activities	(421,940)	52,935	(1,096,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of Marketable Securities	414,752	–	–
Due From Related Parties	(165)	–	–
Purchase of office equipment	–	–	(9,415)
Leasehold improvements	–	–	(12,930)
Net cash used in investing activities	414,587	–	(22,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	–	–	12,632,256
Net cash provided by financing activities	–	–	12,632,256

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	253,626	–	–
Net change in cash and cash equivalents	246,273	52,935	11,512,987
Cash and cash equivalents at beginning of period	11,512,987	1,840	–
Cash and cash equivalents at end of period	11,759,260	54,775	11,512,987

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Notes to Condensed Financial Statements (Unaudited)
For the nine months ended September 30, 2005

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

China Finance, Inc. was incorporated on March 28, 2000 in the State of Utah (the “Company”) under the name of Kubla Khan, Inc. From 2001 to 2003, after completion of a public offering of its common stock, the Company began doing business as an overstock and overrun specialist, purchasing excess production of clothing and other personal items from manufacturers or jobbers. In 2003, the Company abandoned this business.

In 2004, the Company amended its Articles of Incorporation to increase its authorized shares of common stock, par value $0.001 per share (“Common Stock”), to 100,000,000 and to change its name from Kubla Khan, Inc. to China Finance, Inc.

On October 8, 2004, pursuant to an agreement dated August 5, 2004, the Company completed the acquisition (the “Acquisition”) of all of the issued and outstanding equity securities of Value Global International Limited, a British Virgin Islands company (“Value Global”) and its wholly-owned subsidiary, Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd. (“Shiji Ruicheng”). Shiji Ruicheng principally provides corporate financial guarantees, including business loan guarantees and surety guarantees, to China-based businesses looking to expand into the United States, and consumer loan guarantees and professional services to aid individuals in China in obtaining loans for their homes and personal assets. Upon completion of the Acquisition, Value Global became a wholly-owned subsidiary of the Company.

The Company acquired all of the outstanding shares of Value Global and in exchange issued shares of its common stock to each of the shareholders of Value Global. Based on mutually-agreed upon valuations for each of Value Global and the Company, the shareholders of Value Global received 46,990,000 restricted shares (the “Shares”) of the Company’s common stock, representing approximately 81.5% of the outstanding common stock of the Company as of October 8, 2004, for their holdings in Value Global.

For accounting purposes, the acquisition of Value Global has been treated as a recapitalization of Value Global with Value global as the accounting acquirer. The financial statements have been restated to present the operations of Value Global from the date operations first occurred which coincides with the commencement of the business of Shiji Ruicheng.

In connection with the Acquisition, the Company entered a Registration Rights and Lock-Up Agreement (the “Registration Rights Agreement”) with the four shareholders of Value Global. Pursuant to the Registration Rights Agreement, Value Global’s shareholders have agreed not to sell or otherwise dispose of the Shares until after either one year (with respect to 25% of the Shares) or two years (with respect to 60% of the Shares) from October 8, 2004. Under the Registration Rights Agreement, the Company also granted Value Global’s shareholders certain registration rights with respect to the Shares.

2.	BASIS OF PRESENTATION

The condensed consolidated financial statements of China Finance, Inc. and subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB, and other reports filed with the SEC.

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

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The Company is required to adopt these provisions, as required, at the beginning of the fiscal year ended September 30, 2006. The Company does not believe this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended September 30, 2006. The Company is currently evaluating the impact of SFAS 152 on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended September 30, 2005. The Company does not believe this standard will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

4.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

Because the Company operates in the People’s Republic of China (“PRC”), the Company is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

5.	SALES OF FREELY TRADABLE SHARES OF CHINA DIGITAL COMMUNICATIONS GROUP (“CHID” )

Between August 24, 2005 to August 30, 2005, the company sold 959,508 freely tradable shares of CHID for $414,752 in brokerage transactions, resulting in a loss of $1,686,571, which has been reflected in the accompanying consolidated financial statements.

6.	SUBSEQUENT EVENT

On October 5, 2005, the Company entered in a Stock Sales Agreement (the “Stock Sales Agreement”) with Galaxy View International Ltd. (the “Buyer”), pursuant to which Value Global, sold 1,222,065 restricted shares of CHID to the Buyer for an aggregate consideration of $580,481. As a result of this transaction, the Company no longer owns any stock in CHID as of October 5, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

Business Overview

In June, 2004, our board of directors decided to enter into the surety guarantee business. Specifically, we decided to focus on providing surety guarantees to companies based in the People’s Republic of China (“PRC” or “China”) that were seeking to expand operations into the United States. On October 8, 2004, we completed the acquisition of all of the issued and outstanding equity securities of Value Global International Limited, a British Virgin Islands company (“Value Global”) and its wholly-owned subsidiary, Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd. (“Shiji Ruicheng”).

Through Shiji Ruicheng, we operate two business lines:

Surety Guarantee. We provide surety guarantees to Chinese SMEs seeking to be acquired by a United States reporting company in a “reverse merger” or other merger and acquisition (“M&A”) transaction. The surety guarantee business generates revenues through fees, which typically are based on a percentage of the transaction. We provide contractual guarantees which help to facilitate the completion of a reverse merger or other merger and acquisition transaction entered into by Chinese companies desiring to become a publicly-traded company in United States. Since we typically get compensation in the form of stock from our client companies, we have a risk control department that frequently monitors the performance of our client companies and their stock to decide the right time to sell or hold the stocks and to minimize the impacts of their stock price fluctuations to our cash flows.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2005, the Period from Inception (June 24, 2004) through September 30, 2004 and  the Period from Inception (June 24, 2004) through December 31, 2004

Revenues

We had revenues of $22,710 for the three month period ended September 30, 2005 as compared to no revenue in the period from Inception (June 24, 2004) through September 30, 2004. We had revenues of $74,972 for the nine month period ended by September 30, 2005. Revenue for the period from inception (June 24, 2004) through December 31, 2004 was $4,822,976. Revenue for the three and nine month periods ended September 30, 2005 was from our loan guarantee business. Revenue for the period from inception (June 24, 2004) through December 31, 2004 was derived primarily from our first surety guarantee transaction.

We currently have on surety guarantee transaction in progress. We anticipate completing the transaction, although we cannot determine with certainty when we will complete it and derive revenue from the transaction.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of administrative fees, professional fees, payroll costs and travel expenses. SG&A was $149,921 in the three-month period ended September 30, 2005 and $598,400 in the nine-month period ended September 30, 2005 as compared to $186,985 in the period from Inception (June 24, 2004) through September 30, 2004. SG&A for the period from inception (June 24, 2004) through December 31, 2004 were $1,317,175. SG&A was incurred in connection with executing our new business plan. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. We incurred professional fees in the period from inception (June 24, 2005) through September 30, 2004 as a result of $507,000 of stock-based compensation and $125,000 of amortization of deferred compensation costs.

Loss on sale of marketable securities

Loss on sale of marketable securities came from selling 959,508 freely tradable shares of common stock of China Digital Communication Group in brokerage transactions between August 24, 2005 and August 30, 2005, The proceed of the sale is $414,752, which results in $1,686,571 loss. The loss is due to the decline in the stock price.

Income taxes

Taxes on profits earned by its wholly owned subsidiary Shiji Ruicheng are calculated in accordance with taxation principles currently effective in the PRC. We account for income taxes using the liability method. Taxes on profits earned by our wholly owned subsidiary Value Global are calculated in accordance with taxation principles currently effective in the British Virgin Islands. Value Global is an International Business Company (IBC) registered in the British Virgin Islands that is exempt from all taxes and withholding taxes in the British Virgin Islands and pays registration fees and annual license fees which amount to $1,300 per annum.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” for taxes on U.S. taxable income, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

Net Income (Loss)

We had a net loss of $1,822,646 for the three month period ended September 30, 2005 as compared to net loss of $186,985 in the period from Inception (June 24, 2004) through September 30, 2004. We had a net loss of $2,219,516 for the nine month period ended September 30, 2005. Net income for the year ended December 31, 2004 was $3,505,801. The net loss is primarily due to $1,686,571 loss resulting from the sale of 959,508 freely tradable shares of China Digital Communications Group. Another reason is that part of SG&A expenses were incurred in connection with our new business plan, from which we have not yet been able to realize any income as of September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2005, we had cash and cash equivalents of $11,759,260 as compared to $11,512,987 as of December 31, 2004. Cash flows from operating activities was  ($421,940) for the nine months ended September 30, 2005 as compared to $52,935 for the period from inception (June 24, 2004) through September 30, 2004 and ($1,096,924) for the period from inception (June 24, 2004) through December 31, 2004. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. On a long-term basis, our liquidity is dependent on our successfully executing our new business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our new business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

We do not currently own any plant or significant equipment, and we are not expecting a need for equity or debt financing during 2005, nor do we do not anticipate purchasing any plant or significant equipment during 2005.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this report are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories, and impairment of property and equipment and of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” We will recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of arrangement exists; delivery has occurred; the sales price is fixed and determinable; and the ability to collect is reasonably assured.

The recently announced Securities and Exchange Commission (the “SEC”) Release No. 33-8098 require us to identify accounting estimates we make in applying the accounting policies and the initial adoption by us of an accounting policy that has a material impact on our financial presentation. Under the first part of the proposals, we would have to identify the accounting estimates reflected in its financial statements that required us to make assumptions about matters that were highly uncertain at the time of estimation. Disclosure about those estimates would then be required if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the company's financial condition, changes in financial condition or results of operations. Our disclosure about these critical accounting estimates would include a discussion of: the methodology and assumptions underlying them; the effect the accounting estimates have on our financial presentation; and the effect of changes in the estimates. Under the second part of the proposals, if we initially adopted an accounting policy with a material impact, we would have to disclose information that includes: what gave rise to the initial adoption; the impact of the adoption; the accounting principle adopted and method of applying it; and the choices it had among accounting principles.

In June 1977, the FASB issued Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“FAS 15”). FAS 15 establishes standards of financial accounting and reporting by the debtor and by the creditor for a troubled debt restructuring. This Statement requires adjustments in payment terms from a troubled debt restructuring generally to be considered adjustments of the yield (effective interest rate) of the loan. So long as the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor's carrying amount of the loan, the creditor recognizes no loss, only a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor's recorded liability.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor”s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability of the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002.

For a discussion of our critical accounting policies, please see Note 3 to our consolidated financial statements contained elsewhere in this report.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into arrangements to facilitate our business purpose of providing surety and loan guarantees to SMEs and individuals in China. We structure transactions to meet the financial needs of our clients, manage credit, market or liquidity risks or to optimize our capital.

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

Transactions described above would require accounting treatment under FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). Under that standard, we would be required to recognize the fair value of guarantees issued or modified after December 31, 2002 for non-contingent guaranty obligations, and also a liability for contingent guaranty obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We did not have any non-contingent or contingent guaranty obligations at June 30, 2005 requiring recognition or disclosure under FIN 45. At June 30, 2005, we have guaranteed the timely re-payment of principal and interest of one party to a bank in exchange for a fee, whereby we have placed cash on deposit with the bank equal to the full amount of the loan outstanding to the borrower. The maximum amount of exposure to us is recorded on our balance sheet as “Loans Receivable” in the accompanying financial statements.

Recent Developments

As of October 5, 2005, we have sold all of the shares of common stock of China Digital Communication Group (“CHID”) owned by our wholly-owned subsidiary, Value Global. Between August 24, 2005 and August 30, 2005, Value Global sold 959,508 freely tradable shares of CHID in brokerage transactions. On October 5, 2005, we entered a Stock Sales Agreement (the “Stock Sales Agreement”) with Galaxy View International Ltd. (the “Buyer”), pursuant to which Value Global sold 1,222,065 restricted shares of CHID to the Buyer for $580,550 (a 5% discount off the closing high bid price for CHID common stock on October 5, 2005). The purchase price is to be paid as follows: $290,240.43 is payable on or before December 31, 2005, and the remainder is payable on or before March 31, 2006.

We acquired Value Global and its subsidiary, Shiji Ruicheng, on October 8, 2004. Shiji Ruicheng closed its first surety guarantee transaction whereby Value Global received as its fee certain shares of the common stock of China Digital Communication Group, which had completed its acquisition of Billion Electronics. As both Value Global and Shiji Ruicheng are our wholly owned subsidiaries, we inadvertently fell under the definition of an “investment company” pursuant to Section 3(a)(1) of the Investment Company Act of 1940, as amended (the “1940 Act”) by virtue of having in excess of 40% of its total assets (excluding cash) held in securities of another entity. We believe that with the disposition of all of the shares of common stock of CHID which Value Global owned, we no longer fall under the definition of an “investment company” pursuant to Section 3(a)(1) of the 1940 Act.

We believe that our future operations and asset composition will not require us to register as an investment company under the 1940 Act.

Item 3. Controls and Procedures

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded that, as of September 30, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters To a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Stock Sales Agreement, dated October 5, 2005, by and between the Company and Galaxy View International Ltd.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FINANCE, INC.
(Registrant)
Date: November 14, 2005	By: /s/ Zhiyong Xu Name: Zhiyong Xu Title: Chief Executive Officer and Chairman of the Board
Date: November 14, 2005	By: /s/ Liang Liao Name: Liang Liao Title: Chief Financial Officer