Form 10KSB
period 2005-12-31
CHINA FINANCE, INC.
filed 2006-04-17
CIK 1123440

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
Title of each class to be so registered: Common Stock, par value $0.001 per share

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES ☐ NO ☒

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES ☐ NO ☒

The issuer’s revenues for the year ended December 31, 2005 were $397,110.

The aggregate market value of the common stock, par value $0.001 per share, held by non-affiliates of the issuer was approximately $23,068,697.6 based on the closing bid price of $0.4 per share of common share as reported by the OTC Bulletin Board on March 1, 2006. As of March 1, 2006, there were 57,671,744 shares of the issuer’s common stock outstanding

The following documents are incorporated by reference: None.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

TABLE OF CONTENTS

Page

i

PART I

Certain statements in this annual report on Form 10-KSB are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of China Finance, Inc., a Utah corporation, and other statements contained in this annual report that are not historical facts. Forward-looking statements in this annual report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this annual report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Risk Factors.”

ITEM 1.              DESCRIPTION OF BUSINESS

History

China Finance, Inc. (formerly known as Kubla Khan, Inc.) (the “Company,” “we,” “us,” or “our”) was incorporated on March 28, 2000 in the state of Utah. Until March 31, 2004, we operated a business consisting of a purchase overrun and distressed merchandise resale network. On March 31, 2004, we completed a private placement of 5,500,000 shares of our common stock. As part of such private placement we issued 3,000,000 shares of our common stock to Fang Xuemei and 2,000,000 shares of our common stock to Xu ZhongNan. The purchase price per share of each of such shares was $.10, for an aggregate purchase price of $500,000. The issuance of these shares constituted approximately 98% of our issued and outstanding stock as of March 31, 2004. As a result of this change in control, on June 30, 2004, we abandoned our overruns and distressed merchandise business plan and made ourselves available for an extraordinary corporate transaction, such as a merger, sale or reorganization.

On August 5, 2004, we entered an agreement for the sale and purchase of shares (the “Sale Agreement”) with Value Global International Limited, a British Virgin Islands company (“Value Global”), JuXiang Ruan, Top Interest International Limited, ZuHong Xu and ZaoZhen Fang, each as shareholders of Value Global, and Qian Fan and Huan Ya Tong Investment Development Co. Limited, pursuant to which we acquired (the “Acquisition”) all of the issued and outstanding equity securities of Value Global and its wholly-owned subsidiary, Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd. (“Shiji Ruicheng”). On October 8, 2004, we completed the Acquisition upon which Value Global and Shiji Ruicheng became our wholly-owned subsidiaries.

In connection with the Acquisition, we acquired all of the outstanding shares of Value Global and in exchange issued shares of our common stock to each of the shareholders of Value Global. Based on mutually-agreed upon valuations, the shareholders of Value Global received 46,990,000 restricted shares (the “Shares”) of our common stock, representing approximately 81.5% of our outstanding common stock as of October 8, 2004, for their holdings in Value Global. In connection with the Acquisition, we also entered a Registration Rights and Lock-Up Agreement (the “Registration Rights Agreement”) with the four shareholders of Value Global. Pursuant to the Registration Rights Agreement, Value Global’s shareholders have agreed to a “lock up” provision whereby they will not sell or otherwise dispose of the Shares until after either one year (with respect to 25% of the Shares) or two years (with respect to 60% of the Shares) from October 8, 2004. Under the Registration Rights Agreement, we also granted Value Global’s shareholders certain registration rights with respect to the Shares.

As further discussed in the accompanying financial statements, the acquisition of Value Global by China Finance has been treated as a recapitalization of Value Global, with Value Global emerging as the “accounting acquirer.” As such, the historical financial statements of Value Global (and its operating subsidiary Shiji Ruicheng) have been presented as if the recapitalization had occurred on the date that Value Global (and its subsidiary) first had operating activity.

Products and services

Through our wholly-owned subsidiary Shiji Ruicheng, we provide guarantees to China’s privately owned small- and medium-sized enterprises (“SMEs”) when they seek access to capital or to be acquired by a United States reporting company. Through Shiji Ruicheng we operate two business lines:

Surety Guarantee: we provide surety guarantees to Chinese SMEs to help facilitate the completion of reverse mergers or other acquisition transactions by Chinese companies desiring to become publicly-traded in the U.S. The surety guarantee business generates revenues through fees, which typically are based on a percentage of the transaction. Since we typically are compensated in the form of stock of our client companies, we have a risk control department that frequently monitors the performance of our client companies and their stock to decide the right time to sell or hold the stocks and to minimize the impacts of their stock price fluctuations to our cash flows.

Loan Guarantee: we also provide guarantees to SMEs and individuals obtaining loans from Chinese banks for their business operations and/or personal use. The corporate loan guarantee and the consumer loan guarantee businesses require that the borrower pay us a certain percentage of the loan amount as the upfront fee. Loan maturities are short, ranging from 1-5 years, and are secured through a wide variety of borrower collateral, such as fixed assets, receivables, and inventory from corporate clients and personal properties from individual clients. Our risk control department also frequently monitors the current value of the collateral.

Market

China’s private enterprises are becoming a driving force in China’s economy. The growth of SMEs has generated a significant demand for capital, which we believe provides us with a significant business opportunity.

The region of Shenzhen, the focus of our business, is one of the special economic zones established soon after China opened its economy to the world. With a population of about 53 million, Shenzhen has become a major manufacturing and exporting center in China, specializing in technology. The Chinese central government has designated it as one of the nation’s three high-tech development centers, along with Shanghai and Beijing.

Industry

The financial guarantee industry in China is relatively new but has been growing due to the lack of a standardized, easily accessible credit system and increasing demand for capital from China’s SMEs. Recognizing the limited financial opportunities available to SMEs, the central government created a network of credit guarantee agencies in the late 1990s under the auspices of the SME Bureau of the State Economic and Trade Commission (“SETC”). This Bureau maintains a listing of the types of firms that can apply for a guarantee. After checking a firm’s financial background (using data provided by the State Administration for Industry and Commerce) and reviewing the proposed project, one of the more than 200 guarantee agencies nationwide uses the SETC’s money to guarantee the SME’s bank loan.

Under the SETC’s criteria, we believe that only a small number of China’s SMEs actually qualify for a guarantee. We believe that the lack of qualified SMEs under presently established SETC criteria creates an opportunity for private financial guarantee providers to better serve this sector. In addition to the SME Bureau, there are other private financial guarantee providers, such as Shenzhen Small & Medium Enterprise Credit Guarantee Center, Shenzhen Zhong Ke Zhi Guarantee Group and Guoxing Investment and Gaoxin Investment and Guarantee, with which we compete in Shenzhen. We believe that the financial guarantee industry is growing and we expect more competition in the future.

Marketing Strategy

We have three main focuses in our marketing strategy: (1) our push strategy, (2) our pull strategy, and (3) business development.

•	Push strategy: we will continue to explore our management’s existing relationships to try to capture new business.

•
Pull strategy: we plan to increase brand penetration in major Chinese cities to position us as a well-capitalized and leading financial services company in China. In connection with this, we plan to: recruit and retain talented people in the financial services industry, broaden our search for potential clients by seeking companies with diverse backgrounds by taking advantage of our established social network to reach potential clients and satisfy their specific needs, develop a very flexible operation system which will empower our employees and provide them with enough freedom to take the necessary actions with respect to our clients on a day to day basis, and increase our use of advertising to build our brand.

•
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

Strategic Relationship

In December 2004, we signed a strategic agreement with Hong Kong-based Onanma Services Limited, a Chinese financial services consulting firm founded in 1992, that specializes in providing consulting services for corporate M&A, IPO, and related transactions. Onanma Services Limited operates branch offices in China’s major cities, among them Beijing and Shanghai.

Under the strategic agreement, Onanma Services Limited assists us by extending our surety guarantee services to Onanma’s client base. We will now have the ability to offer our surety guarantee services to Onanma’s clients by providing them the option of going public in the U.S. by way of reverse merger or M&A transaction. Onanma has provided us a number of SMEs clients’ resources to date. We do not compensate Onanma for these services but have agreed to assist Onanma by making referrals to Onanma to businesses with which we come into contact, including some of our clients.

Our Clients

Our subsidiary Shiji Ruicheng, closed its first surety guarantee transaction with China Digital Communication Group (OTC Bulletin Board: CHID) on September 30, 2004. China Digital Communication Group successfully acquired Billion Electronics, a Shenzhen based company and one of China’s largest battery shell manufacturers and distributors for electronic digital devices, which include mobile phones, MP3 players and digital cameras.

On December 21, 2005, ShiJi RuiCheng completed a surety guarantee transaction with China 3C Group and Capital Future Development Limited (“CFD”) in connection with China 3C Group’s acquisition of CFD, which owns all of Zhejiang YongXin Digital Technology Company Limited, a company organized under the laws of China (“ZYXD”). ZYXD owns two Chinese operating companies, Hangzhou Wang Da Electronics Company, Limited and Yiwu Yong Xin Telecommunication Company, Limited. In exchange for its surety services, ShiJi RuiCheng received 2,256,795 shares of China 3C Group’s common stock and 700,000 shares of CFD’s common stock.

On July 20, 2004, Shiji Ruicheng provided its first loan guarantee to Shenzhen Yi Jin Li Co., Ltd. to assist it in obtaining a loan from Xinye Bank in Shenzhen, China in the amount of approximately $242,000. Shiji Ruicheng received fees of $9,676 from Shenzhen Yi Jin Li Co., Ltd.

On October 25, 2005, we entered a loan agreement whereby we loaned HongKong TianYi Investment Ltd. $370,000 for a period for one year. The Company will be receive interest and principal on the loan.

Risk Control

As part of our surety and loan guarantee business, we conduct research and background investigations for our clients. Final contracts are subject to the approval of our independent Guarantee Contract Management Committee. This committee is typically composed of third-party accountants, lawyers and other experts in the guarantee business.

We also have the following approaches to minimize our risks:

•
We select as potential clients companies in industries that we believe are strong and growing. Most clients must have existing profitability with a track record of several years of consecutive financial performance. We must believe the company has significant growth potential in terms of annualized growth rate. We only select those companies which we believe have strong management teams.

•
We require that our clients’ agree to established financial benchmarks which they must satisfy. We believe this enables us to better screen clients and accept only those clients with qualified financial performance. We also believe this will increase the probability of these clients being able to close a deal;

•	We require that our clients provide collateral, such as receivables or fixed assets, to guarantee their performance;

•	We follow formal internal control procedures for reviewing a client’s financial statements and operations; and

•	We adhere to our four-step examination/approval decision process, which consists of:

•
Client application and project examination. This is the initial phase of a project where we examine client’s application and its business and the industry in which it competes. We also determine whether a potential client meets financial benchmarks that we establish.

•
Primary evaluation and due diligence. Once a client passes the initial examination, we implement a systematic and sophisticated evaluation and due diligence to determine whether to accept the client and go forward in the approval process.

•
Committee evaluation and expert consultation. After the primary evaluation and due diligence phase, the selected clients will be presented to the independent Guarantee Contract Management Committee for further review.

•	Once a selected client is approved by the independent Guarantee Contract Management Committee, the final step is approval by our CEO and Chairman of the Board.

Government Regulation

We are subject to all applicable laws, policies and regulations that govern the financial guarantee industry in China adopted by China’s central bank, the People’s Bank of China (“PBOC”), which sets monetary policy and, together with the State Administration of Foreign Exchange, foreign-exchange policies. According to the 1995 Central Bank law, the State Council maintains oversight of PBOC policies. As a U.S. public company, we are also subject to Federal and state securities laws.

Competition

We believe that the financial and intellectual capital required to enter the financial guarantee business limits the number of our competitors. According to the management’s best information, there are a limited number of similar surety guarantee providers in the market, but in the future, there might be other new players that enter into the surety guarantee business and compete with us despite the high intellectual and financial capital required. While there are over 200 guarantee agencies nationwide that use the SETC’s money to guarantee loans, these are primarily for the traditional loan guarantees of commercial and personal loans, not surety loan guarantees, for which there are fewer companies with which we compete in our market. However, our loan guarantee business does compete with several loan guarantee providers in the Shenzhen financial guarantee market, which are larger in size and have greater financial resources than we do. Our main competitors include the Shenzhen Small & Medium Enterprise Credit Guarantee Center, Shenzhen Zhong Ke Zhi Guarantee Group, Shenzhen High-tech Investment, Ltd, Shenzhen MinQi Financing Guarantee, Ltd., Shenzhen Real Estate Guarantee Co., Ltd, and Guoxing Investment and Gaoxin Investment and Guarantee.

Employees

As of December 31, 2005, we had 13 employees, all of which were full time employees. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our employee relations are good.

RISK FACTORS

In addition to the other information in this annual report, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects.

Risks Related to Our Business

We have a limited operating history, which makes evaluating our business difficult. Until March 31, 2004, we operated a business consisting of a purchase overrun and distressed merchandise resale network. We abandoned this line of business in June of 2004 and on October 8, 2004, through the acquisition of Value Global and Shiji Ruicheng we entered the surety guarantee and loan guarantee business Accordingly, there is a limited relevant operating history upon which an evaluation of our prospects and future performance can be based. There can be no assurance that we will be able to raise additional capital to develop our business plan, generate meaningful revenues or become a viable business. Because our markets are relatively new and constantly changing, we may need to change our business model frequently. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets.

We have incurred significant losses to date and expect to continue to incur losses. During the years ended December 31, 2005 we incurred net losses of approximately $(4,149,379)in 2004 we incurred net income of approximately $3,505,801, resulting in an accumulated deficit of approximately $(643,578)December 31, 2005. We expect to continue to incur losses for at least the next 12 months.

We require additional financing to implement our business plan. We have generated only limited revenues to date and we require additional financing to implement our business plan and finance our working capital requirements. We will also require additional financing to expand into other markets and further develop our products and services. There can be no assurance that any additional financing will be available when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed could have a material adverse effect on us, requiring us to curtail and possibly cease operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

We face risks of becoming subject to the Investment Company Act of 1940, including the risk that we may have to significantly restructure or abandon our current business plan. We expect to continue to accept shares of our client companies’ securities for payment of our fees. By doing so, we may again become subject to the requirements, rules and regulations of the 1940 Act. There can be no assurance that we would qualify to register as an “investment company.” Even if we did qualify to so register, the regulations of the SEC under the 1940 Act would significantly affect our current management and operational control and place undue restraints on our execution of our business plan. If we cannot register under the 1940 Act, we may have to alter our current business plan, including commencing or acquiring other lines of business, acquiring other assets such as real property, restructuring the components of our current assets by disposing of the shares of client’s securities held by us, and requiring prospective clients to pay a portion of their fees in cash and not exclusively in shares of their equity securities. In the event that we are unsuccessful in identifying a viable alternative, we may not be able to avoid regulation under the 1940 Act unless we significantly restructure or abandon our business plan, which may have a significant impact on our ability to conduct business operations as currently contemplated, and on our results of operations and financial condition.

We have risks related to collecting fees in shares of other companies’ securities. Because we receive shares of securities from our client companies as payment for our services, our assets and future earnings are linked to the price of the shares of securities we acquire from our clients. Therefore, our financial risks are correlated with the risks associated with the securities business of our client companies. Although we have strict due diligence policies and procedures as well as risk control procedures, the risks related to our holdings of other companies’ stocks are unpredictable.

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

We face competition from companies many of which have greater financial and other resources than we do. The guarantee markets in which we compete is highly competitive. We expect competition to persist and intensify in the future. Our competitors include the Shenzhen Small & Medium Enterprise Credit Guarantee Center, Shenzhen Zhong Ke Zhi Guarantee Group and Guoxing Investment and Gaoxin Investment and Guarantee. These competitors have and others may develop greater capabilities and resources than we have. Similarly, there can be no assurance that additional competitors with greater resources than ours will not enter our market. State Economic and Trade Commission (SETC) SME Bureau may expand their existing services to SMEs and become our competitors. If and when the Chinese government allows foreign financial institutions to enter into the financial guarantee industry in China, they may also become our competitors. Competitive pressures from current or future competitors could cause our services to lose market acceptance or result in significant price erosion, which would have a material adverse effect upon our business, results of operations or financial condition.

We are dependent on key personnel. We are highly dependent on the services of Zhiyong Xu, our Chairman and Chief Executive Officer, as well as other principal members of our management team. Our executives not only manage our day to day business operations, but are essential to our ability to establish and maintain relationships with our customers. We have no “key man” life insurance policies. Continued growth and profitability will depend upon our ability to maintain our current leadership infrastructure and recruit and retain qualified and experienced executive personnel. Competition in our industry for executive-level personnel are strong and there can be no assurance that we will be able to hire, motivate and retain highly effective executive employees. If we fail to attract, integrate and retain the necessary personnel, our ability to maintain and build our business could suffer significantly.

Efforts to comply with recently enacted changes in securities laws and regulations have required substantial financial and personnel resources and we still may fail to comply. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2007. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. The formal process of evaluating our internal controls over financial reporting, which has and will require the devotion of substantial financial and personnel resources, is not complete. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability to comply by applicable deadlines.

Risks Related to Our Common Stock

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

Disclosure relating to low-priced stocks. Our common stock is currently listed for trading on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which make it more difficult for our shareholders to conduct trades. It may also make it more difficult for us to obtain future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stocks” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the over-the-counter market, it is more difficult to obtain accurate quotations and to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies.

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

Risks Associated With Doing Business In China

Changes in the political and overall economic conditions of China, which are outside the control of management, could have a material adverse effect on our business, operating results and financial condition. We have historically conducted transactions with customers outside the United States in United States dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our business, financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our international operations.

Our operations may be adversely affected by China’s economic, political and social conditions. Substantially all of our operations and assets are located in China and substantially all of our net revenue derived from our operations in China. Accordingly, our results of operations and future prospects are subject to economic, political and social developments in China. In particular, our results of operations may be adversely affected by:

•	changes in China’s political, economic and social conditions;

•	changes in policies of the government or changes in laws and regulations, or the interpretation of laws and regulations;

•	changes in foreign exchange regulations;

•	measures that may be introduced to control inflation, such as interest rate increases; and

•	changes in the rate or method of taxation.

The PRC economy has historically been a planned economy. The majority of productive assets in China are still owned by various levels of the PRC government. In recent years the government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the economy and a high level of management autonomy. Such economic reform measures may be inconsistent or ineffectual, and we may not benefit from all such reforms. Furthermore, these measures may be adjusted or modified, possibly resulting in such economic liberalization measures being applied inconsistently from industry to industry, or across different regions of the country.

In the past twenty years, China has been one of the world’s fastest growing economies in terms of gross domestic product, or GDP. This growth may not be sustainable. Moreover, a slowdown in the economies of the United States, the European Union and certain Asian countries may adversely affect economic growth in China which depends on exports to those countries. Our financial condition and results of operations, as well as our future prospects, would be materially and adversely affected by an economic downturn in China.

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

Our acquisition strategy depends on government regulatory approvals in China. Regulations were recently promulgated by State Development and Reform Commission, or SDRC, and the State Administration of Foreign Exchange, or SAFE, that require registration with, and approval from, PRC government authorities in connection with direct or indirect offshore investment activities by individuals who are PRC residents and PRC corporate entities. These regulations may apply to our future offshore or cross-border acquisitions, as well as to the equity interests in offshore companies held by our PRC shareholders who are considered PRC residents. We intend to make all required application and filings, and will require the shareholders of the offshore entities in our corporate group who are considered PRC residents to make the application and filings, as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. However, because these regulations are relatively new and lacking implementing rules or reconciliation with other approval requirements, it remains uncertain how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted and implemented by the relevant government authorities. The approval criteria by SDRC agencies for outbound investment by PRC residents are not provided under the relevant SDRC regulations. Also, the criteria for registration with SAFE agencies, and whether such registration procedure is discretionary, are still uncertain as the criteria, if any, are not provided for under relevant SDRC regulations. Furthermore, there is a lack of relevant registration precedents for us to determine the registration criteria in practice. Accordingly, we cannot provide any assurances that we will be able to comply with, qualify under or obtain any registration or approval as required by these regulations or other related legislations. Further, we cannot assure you that our shareholders would not be considered PRC residents, given uncertainties as to what constitutes a PRC resident for the purposes of the regulation, or that if they are deemed PRC residents, they would or would be able to comply with the requirements. Our failure or the failure of our PRC resident shareholders to obtain these approvals or registrations may restrict our ability to acquire a company outside of China or use our entities outside of China to acquire or establish companies inside of China, which could negatively affect our business and future prospects.

PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating company, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions. Substantially all of our operations are conducted through our PRC operating company Shenzen Shiji Ruicheng Guaranty and Investment Co., Ltd. The ability of our PRC operating company to make dividend and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. For example, under the SAFE regulations discussed in the previous risk factor, the foreign exchange activities of our present or prospective PRC subsidiaries are conditioned upon the compliance with the SAFE registration requirements by the shareholders of our offshore entities who are PRC residents. Failure to comply with these SAFE registration requirements may substantially restrict or prohibit the foreign exchange inflow to and outflow from our PRC subsidiaries, including, remittance of dividends and foreign-currency- denominated borrowings by these PRC subsidiaries. In addition, our PRC operating company is required, where applicable, to allocate a portion of its net profit to certain funds before distributing dividends, including at least 10% of its net profit to certain reserve funds until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating company is also required, where applicable, to allocate an additional 5% to 10% of its net profits to a statutory common welfare fund. The net profit available for distribution from our PRC operating company is determined in accordance with generally accepted accounting principles in China, which may materially differ from a determination performed in accordance with U.S. GAAP. As a result, we may not receive sufficient distributions or other payments from this entities to enable us to make dividend distributions to our shareholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable.

The legal system in China has inherent uncertainties that may limit the legal protections available to you as an investor or to us in the event of any claims or disputes with third parties. The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available to our shareholders and to us in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention..

You may experience difficulties in effecting service of legal process and enforcing judgments against us and our management. Substantially all of our operations and assets are located in China. In addition, most of our directors, executive officers and some of the experts named in this document reside within China, and many of the assets of these persons are also located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these directors or executive officers or some of the experts named in this document, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, management has been advised by the company’s PRC legal counsel, that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court judgments. As a result, recognition and enforcement in China of judgments of a court of the United States or any other jurisdiction, including judgments against us or our directors, executive officers, or the named experts, may be difficult or impossible.

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

ITEM 2.    DESCRIPTION OF PROPERTY

We rent office space under three operating leases. Two leases were related to Shenzhen Shiji Ruichen Guarantee and Investment Co. Ltd. Since May 1, 2004, we have leased office space located at Shenzhen Central Business Tower 1506-1508, Fuhua Yi Road, Futian, Shenzhen City, PRC for $1790.87 (equivalent to RMB14, 822.30) per month. This lease has a term of three years from May 1, 2004 to April 30, 2007. Since May 1, 2004, we have also leased office space located at Shenzhen Central Business Tower 1509, Fuhua Yi Road, Futian, Shenzhen City, PRC for $640.23 (equivalent to RMB5298.90) per month. This lease had a term of three years from May 1, 2004 to April 30, 2007. However, this lease was terminated in February 2006 due to the change of office space. On January 1, 2006, the Shenzhen Shiji Ruicheng Guaranty and Investment Co. Ltd. entered into a new three year lease agreement, under which its annual lease payments will be $90,518 for each of the three years. The new lease office space locates at Anlian Building, Suite A-15, 2222 Jintian Road, Futian District, Shenzhen City, PRC.

The third lease is for our office in the United States located at 111 Pavonia Avenue, Suite 615, Jersey City, New Jersey 07310. This is a one year lease with a rent of $4,263.00 per month. The lease is renewable every year. Rent expense for the years ended December 31, 2005 and 2004 was approximately $84,202 and $31,528, respectively for all three leases combined.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2005, no matters were submitted to a vote of our security holders.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2005, our authorized capital stock consisted of 100,000,000 shares of common stock, par value $0.001 per share, 57,671,744 shares of common stock were issued and outstanding and there were 61 record holders of our common stock. Our transfer agent is Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, Utah, 84111.

Our common stock is traded on the OTC Bulletin Board under the symbol “CHFI.OB.” The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported on such quotation system, which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
Quarter Ending:	High	Low
2004
March 31, 2004	$ 3.00	$ 3.00
June 30, 2004	$ 0.56	$ 0.30
September 30, 2004	$ 2.30	$ 2.00
December 30, 2004	$ 2.35	$ 2.35
2005
March 31, 2005	$ 2.50	$ 0.95
June 30, 2005	$ 1.01	$ 0.3
September 30, 2005	$ 0.45	$ 0.3
December 30, 2005	$ 0.51	$ 0.33

       We have not declared or paid dividends on our common stock to date and intend to retain future earnings, if any, for use in our business for the foreseeable future.

Equity Compensation Plan Information

See “Item 11. Security Ownership of Certain Beneficial Owners and Management” for the aggregate information regarding our equity compensation plans in effect on December 31, 2005.

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

Principal Factors Affecting Our Results of Operations

There are three main factors affecting the revenue and financial status of the company:

1. The revenue and financial status of our company will be affected if the clients we provide guarantee service have compensation situation.
2. The guarantee service our company provides is a kind of long-term investment. After the service transaction is finished, the financial status of our company will depend on how well development of the client is.
3. The irrational status of the stock value issued by our client. In exchange for a partial guarantee service fee, we acquire a particular amount of stock shares from our client after the completion of the service, which is a substantial source of our future revenue. Therefore if the stock value irrational fluctuates, our results of operation and financial condition will accordingly be affected.

With the increasing threshold of indirect financing and difficulty of direct financing in China, more and more SMEs, especially private enterprises, opt to go overseas to become a publicly-traded company. In China, there’s about 17,000,000 SMEs, occupying 99% of the total of registered companies. They occupy 60% and 40% respectively of the domestic industrial production and profit, 60% of the domestic export as well. In such a huge potential market, despite millions of SMEs are qualified for going public, only a few hundreds of them are listed in the A Market and Medium &Small Capital. With no doubt, going public overseas becomes an extraordinarily meaningful alternative for Chinese SMEs exploring more financing solutions. “China Concept” will still be the focus of market within two to three years. It is estimated that about 1000 Chinese SMEs will go overseas to become a publicly-traded company in next 10 years.

Net Revenue

The Company’s revenues are generated primarily from two guarantee services: surety guarantee and loan guarantee. The Company’s revenue for the year ended December 31, 2005 and 2004 was $397,110 and $4,822,976 respectively.

Surety guarantee revenue for the years ended December 31, 2005 and 2004 amounted to $300,394 and $4,777,645, respectively. The surety guarantee revenue was earned by providing surety guarantees to China 3C Group in a “reverse merger”. In exchange for the guarantee fees, the company acquired 2,956,795 shares of restrictive stock issued by China 3C Group, the market value of which was $0.1 per share at the date the services were performed. Meanwhile, the other revenue through the company’s stock account was $4,714.

Loan guarantee revenue amounted to $96,716 and $45,331 at December 31, 2005 and 2004, respectively. The loan guarantee revenue generated interest revenue arising from two loan guarantee services we conducted during the year 2005:

(1). Consigning to Xingye Bank, we extended credit to Shengzhen YiJinLi Technology development Ltd with $248,000 at the annual rate of 5.58% for one year. The interest revenue from the loan guarantee, calculated monthly, is recognized when the company receive the interest collected by bank in advance.

(2). The company loaned $370,000, at the annual rate of 6% to HongKong TianYi Investment limited Corporation for one year. The interest will be repaid together with the principal upon due.

Enterprise we provide with surety guarantee service is the principal factor affecting the Company’s revenue, especially when the enterprise’s value is underestimated. Primary clients of our company are rapidly-growing small and medium enterprises (SMEs) in China. We generate revenue primarily through acquiring a proportional stock shares of the client after going public.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of administrative fees, professional fees, payroll costs and travel expenses. SG&A was $764,077 the year ended December 31, 2005 as compared to $1,317,175 the year ended December 31, 2004. SG&A was incurred in connection with executing our new business. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business.

Professional Fees

We incurred professional fees during the year ended December 31, 2005 of $125,000 compared to $882,000 during the year ended December 31, 2004. The decrease in professional fees is primarily attributable to a decrease in consulting fees of $757,000.

Loss on sale of marketable securities

Loss on sale of marketable securities came from selling 959,508 freely tradable shares of common stock of China Digital Communication Group in brokerage transactions between August 24, 2005 and August 30, 2005. The proceeds of the sale were $414,752, which results in $3,782,412 loss. The loss is due to the decline in the stock price.

Taxation

Taxes on profits earned by our wholly owned subsidiary Shiji Ruicheng are calculated in accordance with taxation principles currently effective in the PRC. (The current and future tax policy and system in China wouldn’t affect the business of our wholly-owned subsidiary, Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd. (“Shiji Ruicheng”). Chinese government will continue its stable fiancé policy, move forward its reform on tax system, put emphasis on finance and economic efficiency. Its essential aim is to sustain current stable economic and social development pace. Specifically, in terms of the reform on tax collection policy, the principles are simplifying tax system, expanding tax foundation, lowering tax rate, having strict collection system, all of which are aimed to prompt efficiency of economic development, development of science and technology, and economic usage of energy and resources. The Add-Value Tax system will be continued. The main principle for the consuming tax reform is to broaden the tax range. Tax collection systems in different enterprises will be coordinated. For the Personal Income Tax, the reform will emphasize on combining comprehensive and categorized tax collection systems. The levied Natural Resource Tax will be re-adjusted and improved. The Upstream Oil Exploiters will be taxed. The national middle and long-term plan on development of sciences and technology will be continued with tax system aiming at promoting innovation. The Add-Value Tax system on produces collection and procession will be further improved. For the western and northeast under-developing regions, favorable tax systems will be practiced to promote economic development over there. Relevant favorable tax systems will be created to prompt natural resources conservation, economic usages and re-collection of recoverable resources and industrial wastes. Meanwhile, with aims to promote employment, relevant tax polices will be employed. Relevant studies are undergoing to explore suitable tax system to encourage development of non state-owned enterprises. )

We account for income taxes using the liability method. Taxes on profits earned by our wholly owned subsidiary Value Global are calculated in accordance with taxation principles currently effective in the British Virgin Islands. Value Global is an International Business Company (IBC) registered in the British Virgin Islands that is exempt from all taxes and withholding taxes in the British Virgin Islands and pays registration fees and annual license fees which amount to $1,300 per annum.

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

Critical Accounting Policies and Estimates

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

Results of Operations

Year ended December 31, 2005 compared to the year ended December 31, 2004

Net Revenue

Net revenue for the year ended 2005 was $397,110 or $4,425,866 or 91.77% lower than the year ended 2004. The decrease was mainly attributable to the underestimated stock’s value of the enterprise we provided surety guarantee.

Net Income (Loss); Earnings Per Share

We had a net loss of $(4,149,379) for the year ended December 31, 2005 as compared to net income of $3,505,801 for the year ended December 31, 2004. The decrease in Net Income is primarily due to a loss of $3,782,412 on the sale of CHID stock , whose market value is enormously underestimated. Another reason is that part of SG&A expenses were incurred in connection with our new business plan, from which we have not yet been able to realize any income as of December 31, 2005. We reported basic per share earnings of $(0.07) for 2005 based on 57,671,744 outstanding weighted average shares, and a diluted per share earnings of $(0.07) based on 57,671,744 outstanding weighted average shares, compared to basic per share earnings of $0.07 for 2004 based on 51,712,456 outstanding weighted average shares, and a diluted per share earnings of $0.07 based on 51,712,456 outstanding weighted average shares.

Interest expense; Interest Income

We generate interest revenue from our register capital.

Liquidity and Capital Resources

As of December 31, 2005, we had cash and cash equivalents of $11,331,650 as compared to $11,512,987 as of December 31, 2004. Cash flows from operating activities was ($888,773) for the year ended December 31, 2005 as compared to ($1,096,924) for the year ended December 31, 2004. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. On a long-term basis, our liquidity is dependent on our successfully executing our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

We do not currently own any plant or significant equipment, and we are not expecting a need for equity or debt financing during 2006, nor do we anticipate purchasing any plant or significant equipment during 2006.

There are three main factors affecting the Company’s cash flows:
1. The pace of going public of the enterprise we provide surety guarantee.
2. The stock trading frequency of the enterprise we provide surety guarantee.
3. The development of the enterprise we provide surety guarantee.

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

We did not have any non-contingent or contingent guaranty obligations at December 31, 2005 requiring recognition or disclosure under FIN 45. At December 31, 2005, we have guaranteed the timely re-payment of principal and interest of one party to a bank in exchange for a fee, whereby we have placed cash on deposit with the bank equal to the full amount of the loan outstanding to the borrower. The maximum amount of exposure to us is recorded on our balance sheet as “Loans Receivable” in the accompanying financial statements.

About the Investment Company Act of 1940

In connection with its first surety guarantee transaction, Value Global, through Shiji Ruicheng, received as its fee certain shares of the common stock of China Digital Communication Group (“CHID”). As of October 5, 2005, we have sold all of the shares of common stock of CHID owned by Value Global International Ltd. Between August 24, 2005 and August 30, 2005, Value Global sold 959,508 freely tradable shares of CHID through its brokerage account with GunnAllen Financial. On October 5, 2005, we entered in a Stock Sales Agreement (the "Stock Sales Agreement") with Galaxy View International Ltd., pursuant to which we sold 1,222,065 restricted shares of CHID to Galaxy View International Ltd.

Under the terms of the Stock Sales Agreement, Galaxy View purchased the 1,222,065 restricted shares of CHID at a 5% discount from the closing high bid price for CHID common stock as of October 5, 2005, for an aggregate consideration of $580,480.87, to be paid as follows: $290,240.43 is payable on or before December 31, 2005, and the remainder is payable on or before March 31, 2006. Galaxy View promised to pay the total $580,480.87 off to Value Global International Ltd before June 30, 2006. Any taxes applicable to the sale will be paid by the party responsible for such taxes under applicable law or split by both parties if the responsible party is not provided for under applicable law. The sale was exempt from registration under the Securities Act of 1933, as amended, by reason of the so-called "Section 4(1-1/2) exemption.

On December 21, 2005, the Company, through its wholly-owned subsidiary Shenzhen ShiJi Ruicheng Guaranty and Investment Co. Ltd, successfully performed surety guarantee services for China 3C Group (CHCG) in a merger, which was consigned to Capital Future Developments Ltd. In exchange for the guarantee fees, the Company received 2,956,795 shares of stock issued by CHCG valued at $295,680 which has been recorded as revenue in the accompanying financial statements. Marketable securities as of December 31, 2005 consist of 2,956,795 shares of China 3C Group (CHCG.OB).

As both Value Global and Shiji Ruicheng are our wholly owned subsidiaries, we might have been deemed an "investment company" pursuant to Section 3(a)(1) of the Investment Company Act of 1940, as amended (the "1940 Act"). Since October 8, 2004, we relied on Rule 3a-2 under the 1940 Act (the “Transient Investment Companies Rule”) for exemption from Section 3(a)(1) of the 1940 Act.

China Finance may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. Some of the Company’s equity investments may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exclusion or safe harbor provision applies. If the Company were to be deemed an investment company, the Company would become subject to the requirements of the Investment Company Act. As a consequence, the Company would be prohibited from engaging in guaranty business or issuing securities as it has in the past and might be subject to civil and criminal penalties for noncompliance.

Although the Company’s investment securities currently comprise less than 40% of its total assets as of December 31, 2005, fluctuations in the value of these securities or of the Company's other assets may cause this limit to be exceeded. Unless an exclusion or safe harbor was available to the Company, the Company would have to attempt to reduce its investment securities as a percentage of its total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If the Company were required to sell investment securities, the Company may sell them sooner than it otherwise would. These sales may be at depressed prices and the Company may never realize anticipated benefits from, or may incur losses on, these investments.

China Finance may be unable to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, the Company may incur tax liabilities when selling assets. If the Company decides to acquire non-investment security assets, the Company may not be able to identify and acquire suitable assets and businesses or the terms on which the Company is able to acquire such assets may be unfavorable.

In fiscal 2006, we are focused on adjusting our business plan and implementing the following initiatives to avoid possibilities of becoming an investment company:

China Finance primary business will now strengthen our loan guarantee service. With the rapidly-growing number of loan guarantee competitors in China and higher demands from individuals or enterprises seeking access to capital, we are facing strong and powerful challenge and competition from other loan guarantee rivals who are larger in size and have greater financial resources than we do. After the due diligence of the market outlook and the long-term business development plan, our management team decides that we should strengthen and stand out our loan guarantee service to secure our superior status in the competition. Considering our current asset capability that the cash and cash equivalents of China Finance is $11,331,650, occupying 88.3% of the total asset $12,838,831 during the year ended December 31, 2005, and the well-developed relationship with our strategic partner-Hong Kong Onanma service, we believe we have sufficient funds to execute this plan and transforming most of our liquidities to loan receivables. The next loan receivables will be generated in April, 2006.

 As a Company regulated under the Securities Exchange Act of 1934, we are going to sell a particular amount of the stock shares we earned from surety guarantee in the past two years. Since the past two years, our clients paid a specific portion of their stock, instead of cash, for our services. According to the U.S. securities laws, if more than 40% of the Company’s assets, excluding cash, are comprised of investment securities, the Company, if regulated by the Securities Exchange Act of 1934, will be presumed to be an investment company and in violations of the Investment Company Act of 1940. Therefore, in order to maximum the feasibility to keep on carrying out our current business plan and to avoid risks of violating the Investment Company Act of 1940, we will sell the extra amount of our held common stocks that exceeds 40% of the whole assets, which will be then transformed from marketable securities to other forms of asset, such as cash, loan receivables, or real estate, etc.

We are going to provide surety guarantee service only to private companies from now on. As a financial intermediary, we used to provide surety guarantee services among Chinese private companies and U.S. public companies, and assisting Chinese private companies to go public in the U.S. through a “reverse merger” transaction. During which, we will help Chinese companies with compliance, locating U.S. attorneys or accountants, employees, office facilitates, etc before and after they become a U.S. public company. Our service-related activities may constitute the Company as an unlicensed broker-dealer. To prove our intention of being a well-developed financial intermediary instead of an unlicensed broker-dealer, our management team decides to adjust our scope of the business and provide surety guarantee services only to Chinese private companies before they go public, that is, we will enter into the agreement with only private companies and conduct due diligence or other supporting services but will never involve in any negotiation among the U.S. public companies and Chinese private companies. Our client, which is now the Chinese private company, will compensate our service with either cash or the shares ownership of the private company.

We believe that successful execution of these initiatives will enable the Company to increase its non-investment securities percentage to avoid investment company status.

ITEM 7.    FINANCIAL STATEMENTS

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets as of December 31, 2005 and 2004.

3.	Consolidated Statements of Operations for the years ended December 31, 2005 and for the period from inception (June 24, 2004) through December 31, 2004.

4.	Consolidated Statements of Changes in Stockholders’ Equity for the period from inception (June 24, 2004) through December 31, 2004 and for the year ended December 31, 2005.

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2005, and for the period from inception (June 24, 2004) through December 31, 2004.

6.	Notes to Consolidated Financial Statements.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B.    Other Information

Not applicable.

PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2006:
Name	Age	Position
Zhiyong Xu	31	Chairman and Chief Executive Officer
Liang Liao	30	Chief Financial Officer
Zhongping Wang	37	Director

There are no family relationships among the officers and directors.

Zhiyong Xu became the Company’s Chief Executive Officer and Chairman of the Board in October 2004. From February 2003 to September 2004, Mr. Xu was a Director and Secretary of Industries International, Inc. Mr. Xu served as a Vice President of Shenzhen Wonderland Telecommunication Technology Co., a telecommunications company and an affiliate of Industries International, from November 2002 to February 2003.  From November 2000 to November 2002, he served as the General Manager of Shenzhen Chuang Li Xing Power Company Limited, a battery manufacturer. From November 1998 to November 2000, Mr. Xu served as the Deputy General Manager of Hubei Ezhou Yixiang Chemical and Engineering Co., Ltd., a chemical manufacturer.

Liang Liao became the Company’s Chief Financial Officer in March 2005. Mr. Liao was the Chief Financial Officer of Shenzhen Mingtai Industrial Development Co, Ltd., an electronics distributor, from December 2003 to March 2005. Mr. Liao was the Senior Auditing Manager of Shenzhen Meishi Power Industries Co. Ltd., a provider of electric power, from September 2002 to November 2003. From March 2000 to August 2002, he served as the Finance Manager of Shenzhen Xieli Paper Co., Ltd., a paper manufacturer. From October 1998 to February 2000, he served as the Controller of Ganzhou Tongtianyan Tourism Development Co., Ltd., a tourism development company. Mr. Liao is a Member of the Institute of Certificated Accountants of China and holds a Bachelor’s Degree in Business from Jiangxi Gannan Normal University.

Zhongping Wang became a member of the Company’s board of directors in October, 2004. From March 2004 to October 2004, he served as the Company’s Secretary. From December 2002 through December 2003, Mr. Wang served as a consultant to Shenzhen Gaoyi Electronics Co. Ltd., an electronic device manufacturer. From March 1991 through December 2002, Mr. Wang was a sales manager of Shenzhen Wonderland Telecommunication Technology Co., a telecommunications company. From March 1988 through February 1991, he served as a sales manager in Huangshi Textile Co. Ltd., a textile company.

None of our board members serve as board members of any other public companies.

The directors named above will serve until the next annual meeting of our shareholders and until his or her successor shall have been elected and qualified. Officers hold their positions at the pleasure of the Board of Directors.

Board Committees and Designated Directors

We adopted an Audit Committee charter (the “Charter”) on March 31, 2004. As of December 31, 2005, we do not have a separately-designated audit committee or a committee performing similar functions. The entire board of directors is acting as our audit committee. Accordingly, we do not have an audit committee financial expert.

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

During 2005, there was a failure by Chunlei Wang to timely file his Form 4. Based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that all other filings requirements applicable to our directors, executive officers and persons who own more than 10% of our common stock were complied with during 2005.

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company’s last three fiscal years to each named executive officer.
		Annual Compensation			Long Term Compensation Awards
Name/Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other ($)	Restricted Stock Award ($)	Stock Options	All Other Comp. ($)
Zhiyong Xu, CEO	2005	$72,000	-	$0	-	-	-
	2004	$18,000(1)		$0
___________________

(1) Zhiyong Xu commenced serving as our Chief Executive Officer in October 2004.

Option/SAR Granted During the Last Fiscal Year

None.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

None.

Directors’ Compensation

The current members of the Board of Directors are not paid for their services as a director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings.

In connection with their positions, on October 12, 2004 and March 17, 2005 respectively, each of Messrs. Xu and Liao entered into at-will employment agreements which provide for an annual salary of $72,000 for Mr. Xu and $48,000 for Mr. Liao, subject to increase from time to time. Messrs. Xu’s and Liao’s employment agreements are for a term of three years, each subject to earlier termination. In the event either of Mr. Xu, or Mr. Liao is terminated for good cause or an involuntary termination, which includes the officer resigning and a change-in-control of the Company, such officer's employment agreement terminates and he or she is not entitled to any other compensation or benefits. On February 9, 2006, Ms. Li (Sabrina) Guo resigned as the Secretary and Director of the Company. There was no disagreements between us and Ms. Guo on any matter relating to our operations or practices which resulted in her resignation.

In connection with entering into their respective employment agreements, each of Messrs. Xu and Liao also entered into Noncompetition, Nonsolicitation and Nondisclosure Agreements, which, among other things, restricts their ability to accept employment at a competitor of the Company and requires them not to disclose any confidential information of the Company except under prescribed circumstances.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2006, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. Except where indicated otherwise, the business address of each individual or entity named is c/o China Finance, Inc. Shenzhen Central Business Tower, 1706-1709 Fuhua Yi Road, Futian, Shenzhen, Guangdong 51800, P.R. China.

Name of Beneficial Owner	Amount of beneficial ownership	Percent of class
Zhiyong Xu c/o China Finance, Inc. 111 Pavonia Avenue, Suite 615 Jersey City, New Jersey 07310	—	—
Liang Liao	—	—
Zhongping Wang	—	—
All of the officers and directors as a group (3 persons)	—	—
Principal Stockholders
Juxiang Ruan	16,709,480	28.9%
Top Interest International Limited	12,922,250(1)	22.4%
China U.S. Bridge Capital Limited 16/F UNIT05B Convention Plaza Office Tower 1 Harbor Road Wan Chai HongKong, P.R. China.	10,880,000(2)	18.9%
Zuhong Xu (1)	8,667,800	15.0%
Shenzhen Li Gao Fa Electronics Limited 16/F UNIT05B Convention Plaza Office Tower 1 Harbor Road Wan Chai HongKong, P.R. China.	5,180,000(3)	9.0%
Xuemei Fang	3,000,000	5.2%

(1) Top Interest International Limited has sole voting and dispositive power over 7,742,250 shares of our common stock. Top Interest International Limited owns a controlling interest (51%) of Shenzhen Li Gao Fa Electronics Limited and is deemed the beneficial owner of 5,180,000 shares held by Shenzhen Li Gao Fa Electronics Limited. Zuda Xu is the sole director and shareholder of Top Interest International Limited and is deemed the beneficial owner of the shares held by Top Interest.

(2) China U.S. Bridge Capital Limited has sole voting and dispositive power over 5,700,000 shares of our common stock. China U.S. Bridge Limited owns a controlling interest (49%) of Shenzhen Li Gao Fa Electronics Limited and has shared voting and dispositive power over the 5,180,000 shares held by Shenzhen Li Gao Fa Electronics Limited. By virtue of being the Chief Executive Officer, Manager and controlling member of, and holder of a 1% interest in, China U.S. Bridge Capital Limited, Guoqing Yu is deemed the beneficial owner of the shares held by China U.S. Bridge Capital Limited.

(3) Shenzhen Li Gao Fa Electronics Limited has shared voting and dispositive power over the shares held by it.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Kubla Khan, Inc. 2004 Equity Incentive Plan, which is our only equity compensation plans in effect as of the date hereof:
Plan category	Number of securities to be issued upon exercise of outstanding options/warrants	Weighted-average exercise price of outstanding options/warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	5,070,000	$0.10	-
Total	5,070,000	$0.10	-

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.    EXHIBITS AND ANNUAL REPORTS ON FORM 8-K

(a)    Financial Statements (included in Part II of this annual report):

 Report of Independent Registered Public Accounting Firm

 Balance Sheet

 Statement of Loss and Accumulated Deficit Statements of Cash Flows

 Statement of Stockholder’s Equity

 Notes to Consolidated Financial Statements

(b)    Exhibits
2.1

Agreement for the Sale and Purchase of Shares in Value Global International Limited, dated as of August 5, 2004, between Kubla Khan, Incorporated and Juxiang Ruan, Top Interest International Limited, Zuhong Xu, and Zaozhen Fang, the shareholders of Value Global International Limited, Value Global International Limited and Qian Fan and Huan Ya Tong Investment Development Co., Limited. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 20, 2004).

3.1.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1.1 to the Registrant’s Registration Statement on Form SB-2, filed with the SEC on September 19, 2000)

3.1.2	Amendment Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form SB-2, filed with the SEC on September 19, 2000)
3.2	Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2, filed with the SEC on September 19, 2000)
4.1*	Kubla Khan, Inc. 2004 Equity Incentive Plan (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on June 10, 2004).
10.1

Strategic Partnership Agreement, dated as of December 15, 2004, between Onanma Services Limited and China Finance, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB, filed with the SEC on March 28, 2005).

10.2*

Employment Agreement, dated as of October 12, 2004, between China Finance, Inc. and Zhiyong Xu (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).

10.3

Noncompetition, Nonsolicitation and Nondisclosure Agreement dated as of October 12, 2004, between China Finance, Inc. and Zhiyong Xu (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).

10.4*

Employment Agreement, dated as of October 12, 2004, between China Finance, Inc. and Alex Hu (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).

10.5

Noncompetition, Nonsolicitation and Nondisclosure Agreement dated as of October 12, 2004, between China Finance, Inc. and Alex Hu (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).

10.6*

Employment Agreement, dated as of October 12, 2004, between China Finance, Inc. and Charles Wang (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on November 8, 2004)

10.7

Noncompetition, Nonsolicitation and Nondisclosure Agreement dated as of October 12, 2004, between China Finance, Inc. and Charles Wang (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on November 8, 2004)

10.8	Resignation letter of Xiaohin Liu dated October 11, 2004 (Incorporated herein by reference to Exhibit 10.10to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on November 8, 2004)
10.9	Resignation letter of ZhongPing Wang dated October 11, 2004 (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on November 8, 2004)
10.10*

Employment Agreement and Noncompetition, Nonsolicitation and Nondisclosure Agreement, dated as of March 17, 2005, between the Registrant and Liang Liao (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 17, 2005).

10.11*

Employment Agreement and Noncompetition, Nonsolicitation and Nondisclosure Agreement, dated as of March 17, 2005, between the Registrant and Li Guo (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 17, 2005).

10.12

Stock Sales Agreement dated as of October 5, 2005, between Value Global International Ltd and Galaxy View International Ltd. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed with the SEC on November 14, 2005).

14.1	Code of Ethics (Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB filed with the SEC on April 13, 2004).
16.1	Letter of Randy Simpson, CPA, P.C. (Incorporated herein by reference to Exhibit 16.1 to the Registrant’s Annual Report on Form 10-KSB/A filed with the SEC on June 7, 2004).
16.2	Letter of Moores Rowland Mazars (Incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2004).
16.3	Letter of Weinberg & Company, P.A. (Incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on January 5, 2005)
17.1	Resignation letter of YaLi Xu dated October 11, 2004 (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).
17.2	Resignation letter of Zhongnan Xu dated October 11, 2004(Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K/A, filed with the SEC on November 8, 2004).
17.3

Resignation letter of Chunlei (Charles) Wang dated March 17, 2005 (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 17, 2005).

21.1†	Subsidiaries of Registrant
23.1†	Consent of Rotenberg & Company, LLP.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________________

† Filed herewith.

* Represents a management contract or compensatory plan or arrangement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Rotenberg & Co., LLP billed us $19,750 and $31,309.71, in the aggregate, for professional services rendered by it for the fiscal years ended December 31, 2005 and December 31, 2004, respectively, for the audit of our annual financial statements for each of these fiscal years and the review of the interim financial statements included in our Form 10-QSBs.

Audit-Related Fees

There are on other aggregate fees billed in either of the last two fiscal years for the other audit related services.

Tax Fees

        There are no aggregate tax fees paid to Rotenberg & Co., LLP for professional services of tax compliance and tax advice during the year ended December 31, 2005. The aggregate fees for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $750 paid to our previous principal accountant Randy Simpson, CPA P.C. for the fiscal year ended 2004 for preparing 2001, 2002, and 2003 tax returns.

All Other Fees

Rotenberg & Co., LLP did not provide any products or render any professional services, other than those covered above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees”, during either of the fiscal years ended December 31, 2005 or December 31, 2004.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures. During fiscal 2005, 100% of all audit, audit-related, tax and other services performed by Rotenberg & Co., LLP were approved in advance by our entire board of directors acting as our audit committee. Rotenberg & Co., LLP was our principal auditor and no work was performed by persons outside of this firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FINANCE, INC.

Date: April 14, 2006	By:	/s/ Zhiyong Xu
Zhiyong Xu
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Capacity in Which Signed	Date
By: /s/ Zhiyong Xu Zhiyong Xu	Chairman and Chief Executive Officer (Principal Executive Officer)	April 14, 2006
By: /s/ Liang Liao Liang Liao	Chief Financial Officer (Principal Financial Officer)	April 14, 2006
By: /s/ Zhongping Wang Zhongping Wang	Director	April 14, 2006

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Income	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7-F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Finance, Inc. and Subsidiaries
(A Utah Corporation)
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of China Finance, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2005 and for the period from inception (June 24, 2004) through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from inception (June 24, 2004) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
March 15, 2006

CHINA FINANCE, INC. AND SUBIDIARIES
Jersey City, New Jersey

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004

ASSETS

Current Assets
Cash and Cash Equivalents	$11,331,650	$11,512,987
Marketable Securities	295,680	3,648,243
Receivable from sale of marketable securities	580,481	—
Loans Receivable	622,136	241,645
Prepaid Expenses	133	1,601
Deferred Compensation	—	125,000

Total Current Assets	12,830,080	15,529,476

Property, Plant and Equipment - Net	8,751	19,888

Total Assets	$12,838,831	$15,549,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$—	$1,815
Accrued Expenses	35,638	28,397
Deferred Revenue	—	6,708

Total Current Liabilities	35,638	36,920

Stockholders’ Equity
Common Stock - 100,000,000 Shares Authorized; Par Value $.001; 57,671,744 Issued and Outstanding in December, 31, 2005 and 2004	57,672	57,672
Additional Paid-In Capital	13,078,373	13,078,373
Retained Earnings (Accumulated Deficit)	(643,578)	3,505,801
Accumulated Other Comprehensive Income (Loss)	310,726	(1,129,402)

Total Stockholders’ Equity	12,803,193	15,512,444

Total Liabilities and Stockholders’ Equity	$12,838,831	$15,549,364

The accompanying notes are an integral part of these financial statements.

CHINA FINANCE, INC. AND SUBIDIARIES
Jersey City, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
		For the Period
		from Inception
	For the year	(June 24,
	ended	2004) through
	December	December 31,
	31, 2005	2004

Revenue	$397,110	$4,822,976

Operating Expenses
General and Administrative	639,077	435,175
Professional Fees	125,000	882,000

Total Operating Expenses	764,077	1,317,175

Operating Income (Loss)	(366,967)	3,505,801

Other Income (Loss)
Loss on the sale of Marketable Securities	(3,782,412)	—

Net Income (Loss) Before Provision for Income Taxes	(4,149,379)	3,505,801

Provision for Income Taxes	—	—

Net Income (Loss)	(4,149,379)	3,505,801

Other Comprehensive Income (Loss)
Unrealized Loss on Marketable Securities-CHID	—	(1,129,402)
Reclassification adjustment for loss included in Accumulated Other Comprehensive Income-CHID	1,129,402	—
Foreign Currency Translation	310,726	—

Comprehensive Income	$(2,709,251)	$2,376,399

Earnings Per Share
Basic and Diluted	$(0.07)	$0.07	(1)

Weighted Average Shares Outstanding
Basic and Diluted	57,671,744	51,712,456

(1) Earnings per share amount reflect the recapitalization as if it had occurred on the date of inception.

The accompanying notes are an integral part of these financial statements.

CHINA FINANCE, INC. AND SUBIDIARIES
Jersey City, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM INCEPTION
(JUNE 24, 2004) THROUGH DECEMBER 31, 2004 AND FOR THE YEAR ENDED DECEMBER 31, 2005

					Retained	Accumulated
	Number of			Additional	Earnings	Other	Total
	Common		Common	Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares		Stock	Capital	Deficit)	Income (Loss)	Equity

Balance - June 24, 2004	—		$—	$—	$—	$—	$—

Issuance of Common Stock in Connection with Recapitalization of Value Global	46,990,000	(1)	46,990	12,035,066	—	—	12,082,056

Issuance of shares in Connection with Acquisition of Public Shell	10,681,744		10,682	1,043,307	—	—	1,053,989

Net Income for the Period	—		—	—	3,505,801	—	3,505,801

Unrealized Loss on Marketable Securities	—		—	—	—	(1,129,402)	(1,129,402)

Balance - December 31, 2004	57,671,744		$57,672	$13,078,373	$3,505,801	$(1,129,402)	$15,512,444

Net Loss for the Period	—		—	—	(4,149,379)	—	(4,149,379)

Other Comprehensive Income:
Reclassification adjustment for Loss Included in Accumulated Other Comprehensive Income—CHID	—		—	—	—	1,129,402	1,129,402

Foreign Currency Translation Adjustments						310,726	310,726

Balance - December 31, 2005	57,671,744		$57,672	$13,078,373	$(643,578)	$310,726	$12,803,193

(1) Reflects the shares issued to Value Global by China Finance in connection with the recapitalization

The accompanying notes are an integral part of these financial statements.

CHINA FINANCE, INC. AND SUBIDIARIES
Jersey City, New Jersey
CONSOLIDATED STATEMENTS OF CASH FLOWS
		For the Period
		from Inception
	For the year ended	(June 24, 2004) through
	December 31,	December 31,
	2005	2004

Cash Flows from Operating Activities
Net Income (Loss)	$(4,149,379)	$3,505,801
Non-Cash Revenue and Expenses
Receipt of Marketable Securities for Services Rendered	(295,680)	(4,777,645)
Expenses Paid in Connection with Acquisition of Public Shell	—	(3,211)
Depreciation	11,492	2,457
Issuance of Common Stock for Professional Services	—	507,000
Foreign Exchange Transaction Loss	11,000	—
Loss on Sale of Marketable Securities	3,782,412	—
Changes in Operating Assets and Liabilities
Loans Receivable	(374,136)	(241,645)
Prepaid Expenses	1,426	(1,601)
Deferred Compensation	125,000	(125,000)
Accounts Payable	(1,815)	1,815
Accrued Expense	6,611	28,397
Deferred Revenue	(5,704)	6,708

Net Cash Flows from Operating Activities	(888,773)	(1,096,924)

Cash Flows from Investing Activities
Proceeds from Sale of Marketable Securities	414,752	—
Acquisition of Property, Plant and Equipment	—	(22,345)

Net Cash Flows from Investing Activities	414,752	(22,345)

Cash Flows from Financing Activities
Issuance of Common Stock for Cash	—	12,632,256

Effect on Change of Exchange Rate	292,684	—

Change in Cash and Cash Equivalents	(181,337)	11,512,987

Cash and Cash Equivalents - Beginning of Year	11,512,987	—

Cash and Cash Equivalents - End of Year	$11,331,650	$11,512,987

Supplementary Cash Flow Disclosures:
Interest Paid	$—	$—
Taxes Paid	$—	$—

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Sale of Marketable Securities	$580,481	$—

The accompanying notes are an integral part of these financial statements.

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Organization and Principal Activities

China Finance, Inc. (the “Company”), incorporated on March 28, 2000 in the state of Utah, with its principal in Jersey City, New Jersey. The Company incorporated under the name of Kubla Khan, Inc. From 2001 to 2003, upon completion of a public offering of its common stock, the Company began doing business as an overstock and overrun specialist whereby it purchases excess production of clothing and other personal items from manufacturers or jobbers. These items are then transported to the Intermountain Area of Utah where they are sold directly to the public, sold to discount retail stores, or placed on consignment with such stores. In 2003, the Company abandoned its overrun stock business.

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

- continued -

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Organization and Principal Activities - continued

For accounting purposes, the acquisition of Value Global has been treated as a recapitalization of Value Global with Value Global as the accounting acquirer. The financial statements have been restated to present the operations of Value Global from the date operations first occurred which coincides with the commencement of the business of Shiji Ruicheng.

In connection with the Acquisition, the Company entered into a Registration Rights and Lock-Up Agreement (the "Registration Rights Agreement") with the four shareholders of Value Global. Pursuant to the Registration Rights Agreement, Value Global’s shareholders have agreed to a "lock up" provision whereby they will not sell or otherwise dispose of the Shares until after either one year (with respect to 25% of the Shares) or two years (with respect to 60% of the Shares) from October 8, 2004. Under the Registration Rights Agreement, the Company also granted Value Global's shareholders certain registration rights with respect to the Shares.

The Company’s principal business is, through its wholly-owned subsidiary Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd., providing guarantees to the People’s Republic of China’s (PRC) privately owned small and medium enterprises (SMEs) when they seek access to capital or to be acquired by a United States reporting company in a merger.

Note B - Summary of Significant Accounting Policies

Principals of Consolidation
The consolidated financial statements include the accounts of China Finance, Inc. and its wholly owned subsidiaries Value Global International Limited and Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd. All significant intercompany accounts have been eliminated.

Cash and Cash Equivalents
For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The majority of the cash balances are held in financial institutions in PRC.

Marketable Securities
Marketable Securities are classified as available for sale. Such securities are reported at fair market value based on quoted market prices in an active market or the most clearly identifiable value in the absence of active trading market, with net unrealized gains and losses excluded from net income and reported as a component of accumulated other comprehensive income in stockholders’ equity until sold. There may be risks associated with holding securities traded in the over the counter markets. There are no guarantees that the Company will ultimately be able to realize the prices quoted by the OTC marketplace.

Loans Receivable
Loans receivable primarily consists of two types of transactions, direct lending to a borrower or secondary guarantee lending with the third party financial institutions. Under direct lending transactions, the Company loans a party a specified amount and is repaid the principal together with interest at the specified due dates. Interest is accrued as revenue by the Company over the term of the loan.

- continued -

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies - continued

Loans Receivable - continued

Under secondary guarantee lending transactions, the Company will place funds on deposit with the primary lender to guaranty repayment by the borrower to the primary lender. Fees received in connection with secondary guarantee lending transactions are accrued as revenue over the term of the loan on a straight line basis. Net fees and costs incurred by the Company are deferred and amortized as a charge to income over the term of the loan on a straight line basis. Interest is accrued as revenue by the Company over the term of the loan.

Property, Plant and Equipment
Property, plant and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.

When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

Depreciation is calculated on a straight-line basis over the lesser of the estimated useful life of the assets and lease terms. The estimated useful lives are:

Electronic Equipment	5 Years
Furniture and Fixtures	5 Years
Leasehold Improvements	Term of Lease or Useful Life

Fair Value of Financial Instruments
The Company's financial instruments include cash, receivable from sale of marketable securities, loans receivables, and accrued expenses at December 31, 2005 and 2004. The carrying values of the financial instruments approximate their fair value due to their relatively short-term nature.

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

-continued-

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies - continued

Income Taxes - continued

The company accounts for income taxes in accordance with SFAS No.109, “Accounting for Income Taxes,” for taxes on U.S. taxable income using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

Effective tax rates in each jurisdiction are as follows:

United States	15%-35%
People’s Republic of China	15%-33%

Comprehensive Income
Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income should be reported in a financial statement that is presented with the same prominence as other financial statements. The components that makeup the Company’s comprehensive income are unrealized gains on marketable securities, reclassification adjustments for losses included in net income and foreign currency translation adjustments.

Net Income (Loss) Per Common Share
Net income (loss) per common share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per common share is calculated by adjusting the weighted-average shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities (common stock equivalents). Diluted earnings per share is the same as basic earnings per share for all of the periods presented as there were no common stock equivalents.

Foreign Currency Translation
The accompanying financial statements are presented in the United States dollars (US$). The functional currency of Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd., the Company’s Subsidiary, is the Renminbi (RMB). The financial statements are translated into the United States dollars from the RMB at year-end exchange rate as to assets and liabilities and weighted average exchange rate as to revenues and expenses. Foreign currency cash flows are translated at the weighted average exchange rate in effect during the period due to the minimal fluctuation in the currency exchange rates during the period. Management believed that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows. Capital accounts are translated at their historical exchange rate when the capital transactions occurred.

-continued-

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies - continued

Foreign Currency Translation - continued

Foreign currency transaction losses resulting from exchange rate fluctuations denominated in a currency other than the functional currency totaled approximately $11,000 and $0 for the year ending December 31, 2005 and for the period from inception (June 24, 2004) to December 31, 2004, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statements of operations.

December 31,		2005	2004
Year End	1 US Dollar =	8.065RMB	8.2766	RMB
Weighted Average	1 US Dollar =	8.182RMB	8.2766	RMB

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into the US Dollars at the rates used in translation.

Economic and Political Risks
The Company faces a number of risks and challenges since its operation is in the PRC and its primary market is in the PRC. The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things

Concentration Risks
During the year ended December 31, 2005, a substantial portion of the Company’s guarantee service revenue was provided to a single customer─ China 3C Group (CHCG).

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

Reclassification
Certain amounts in the prior year financial statements have been reclassified to conform with current year presentation.

- continued -

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies - continued

Revenue Recognition
The Company Operates in two primary business segments:

Surety Guarantee
The Company provides surety guarantees to Chinese SMEs seeking to be acquired by a United States reporting company in a “reverse merger” or other merger and acquisition transaction. The surety guarantee business generates revenues through fees, which typically are based on a percentage of the transaction. The surety guarantee service of the Company provides contractual guarantees which help to ensure the successful fulfillment of a reverse merger or other merger and acquisition transaction for Chinese companies desiring to become a publicly-traded company in the U.S. The Company determines the surety guarantee revenue by multiplication of acquired shares and the current market value pursuant to the agreement between the Company and the guarantee. Also the Company recognizes the surety guarantee revenue when the service has been performed and payment can be reasonably estimated.

Loan Guarantee
The Company also provides guarantees to SMEs and individuals obtaining loans from a Chinese bank for their business operations and/or personal use. The corporate loan guarantee and the consumer loan guarantee businesses require a certain percentage of the loan amount as the upfront fee. Loan maturities are short, ranging from 1-5 years, and are guaranteed through a wide range of collateral. Fees received are accrued as revenue over the term of the loan on a straight line basis. Net fees and costs incurred by the Company are deferred and amortized as a charge to income over the term of the loan on a straight line basis Interest is accrued as revenue by the Company over the term of the loan.

Recent Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company does not believe this standard will have a material impact on its consolidated financial statements.

-continued-

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies - continued

Recent Pronouncements - continued

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67” (“SFAS 152”). This statement amends FASB Statement No. 66 “Accounting for Sales of Real Estate” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-2”). SFAS 152 also amends FASB Statement No. 67 “Accounting for Costs and Initial Rental operations of Real Estate Projects” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company does not believe this standard will have a material impact on its consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal quarter ended March 31, 2006. Retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company does not believe this standard will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3" (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 140" (“SFAS 155”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 155 on its consolidated financial statements.

-continued-

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note C - Marketable Securities

At December 31, 2004, marketable securities consisted of 2,181,573 shares of China Digital Communications (CHID) representing approximately 4% interest in the overall shares.

On October 5, 2005, the Company entered in a Stock Sales Agreement with Galaxy View International Ltd. (the “Buyer”) , an unrelated party, pursuant to which the Company sold 1,222,065 restricted shares of CHID to the Buyer for an aggregate consideration of $580,481. The proceeds from the sale are due on June 30, 2006. In addition, in separate unrelated transactions to unrelated parties, the Company sold the remaining 959,508 shares of CHID for $414,752. As a result of these transactions, the Company no longer owns any stock in CHID. The Company recognized a loss of $3,782,412 which has been reflected in the accompanying consolidated financial statements. Additionally, in connection with this sale, unrealized loss of $1,129,402 as of December 31, 2004 was reclassified in Other Comprehensive Income.

On December 21, 2005, the Company performed surety guarantee services for China 3C Group (CHCG) in a merger, which was consigned to Capital Future Developments Ltd. In exchange for the guarantee fees, the Company received 2,956,795 shares of stock issued by CHCG valued at $295,680 which has been recorded as revenue in the accompanying financial statements. Marketable Securities as of December 31, 2005 consists of 2,956,795 shares of China 3C Group (CHCG.OB) representing approximately 6% interest in the overall shares.

The cost and fair market value of marketable securities as of December 31, 2005 and 204 consisted of the following:

December 31,	2005	2004
Cost	$295,680	$4,777,645
Unrealized Gain (Loss)	—	(1,129,402)

Fair Market Value	$295,680	$3,648,243

The marketable securities held are volatile and subject to wide fluctuation in market price. During the past 12 months, the share price has ranged from $0.10 to $10.00. At March 15, 2006, the fair market value of marketable securities held was $1.50 per share.

The investment in CHCG is being carried at cost at December 31, 2005. Cost was determined by the market price of the securities as of the date the company performed the services, which value is most clearly identifiable with the value of the services performed.

No adjustment was made for any potential unrealized gains or losses as of December 31, 2005 as there was insufficient trading history to support any quoted market prices. Additionally, the fluctuations in market price of CHCG subsequent to the transaction with the company are considered to be temporary. The Company’s investment in the securities is restricted at December 31, 2005 and no approximation can be made as to the amount that will ultimately be realized upon subsequent sale of those securities.

- continued -

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note D - Loan Receivable

 The Company has guaranteed the obligation of an unrelated party with a bank and has placed $248,000 ($241,625 in 2004, difference due to change in exchange rate) on deposit with the bank to secure the full amount of the bank’s loan to this borrower. The Company will be repaid the money upon the bank’s receipt of repayment from the borrower. The original amount of the loan was for $248,000 and the obligation is due to the bank on the next business day after July 30, 2006 (the contract was extended from July 31, 2005). Interest is due monthly on the loan at 5.58% per annum. The Company has collateralized the loan with a security interest in the borrower’s machinery and equipment as well as the personal guarantees of the principals of the borrowers.

The Company and Hong Kong TianYi investment, Ltd. entered into a loan agreement on October 25, 2005. The original amount of the loan is $370,000 and the obligation unsecured has a term of one year, which is due on October 24, 2006. The Company will be repaid principal together with accrued interest at 6% per annum upon the due date.

The balance also includes the $4,136 accrued interest from the loan to Hong Kong TianYi investment, Ltd.

Note E - Property, Plant and Equipment

Property, Plant and Equipment consisted of the following at December, 31:

December 31,	2005	2004

Cost:
Electronic Equipment	$4,350	$4,237
Office Furniture	5,313	5,175
Leasehold Equipment	13,271	12,933

	$22,934	$22,345
Less: Accumulated Depreciation and Amortization	(14,183)	(2,457)

Net Property, Plant and Equipment	$8,751	$19,888

Depreciation expense relating to property, plant and equipment was $11,492 for the year ended December 31, 2005 and $2,457 for the period from inception (June 24, 2004) to December 31, 2004.

Note F -  Deferred Compensation
On April 1, 2004, the Company entered into a one year consulting agreement with an unrelated company to perform marketing, mergers and acquisitions and financial consulting services for 12 months. The Company paid the consultant $500,000 and will also reimburse the consulting company for expenses incurred. The amount is being amortized over the term of the agreement which resulted in $375,000 professional fees and $125,000 of deferred compensation at December 31, 2004. The remaining portion of the deferred compensation was amortized over the remaining term of the agreement which resulted in $125,000 of professional fees for the fiscal year ended December 31, 2005.

-continued-

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note G - Information about Operating Segments

The Company’s reportable segments have been determined based upon the nature of the services offered, availability of discreet internal financial information and other factors:

	Surety	Loan	General
December 31, 2005	guarantee	Guarantee	Unallocated	Consolidated
	$	$	$	$
Revenue	300,394	96,716	―	397,110
Operating Expenses	―	311,110	452,967	764,077
Net Income(Loss)	(3,482,018)	(214,394)	(452,967)	(4,149,379)
Total Assets	23,229,324	11,552,430	26,064	34,807,818

	Surety	Loan	General
December 31, 2004	guarantee	Guarantee	Unallocated	Consolidated
	$	$	$	$
Revenue	4,777,645	45,331	―	4,822,976
Operating Expenses	1,214	235,267	1,080,694	1,317,175
Net Income(Loss)	4,776,431	(189,936)	(1,080,694)	3,505,801
Total Assets	3,648,243	11,759,040	142,081	15,549,364

All of the Company’s revenues were generated from the PRC for the year ended December 31, 2005 and for the period from inception (June 24, 2004) to December 31, 2004. Revenues are attributed to countries based on location of the customers. All long-lived assets are located in the PRC.

Note H - Commitments

The Company rents office spaces under three operating leases. Two leases were related to Shenzhen Shiji Ruicheng Guaranty and Investment Co. Ltd. According to the agreements, these two leases are 3 year leases expiring through April 2007. However, they were terminated in February 2006 due to the change of office place. At the same time, the Shenzhen Shiji Ruicheng Guaranty and Investment Co. Ltd. made a new lease agreement, effective from January 1, 2006 to January 1, 2009. The third lease is related to US Shell China Finance. The lease is renewed annually. For 2006, the minimum lease payment is $51,156. Minimum lease payments as of the new lease agreement for the next three years are as follows:

2006	2007	2008
$90,518	$90,518	$90,518

Rent expense for the year ended December 31, 2005 was $84,202 and for the period from inception to date (June 24, 2004) to December 31, 2004 was $31,528.

-continued-

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note I - Common Stock

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

Note J - Other Matters

The Company has historically accepted shares of stock from its client corporations as payment for services in lieu of cash. Depending on the significance of the value of the stock held by the Company in relation to the Company’s total assets, the Company may become subject to the Investment Company Act of 1990 (“Act”). The Act defines investment companies as those whose investments and other securities exceed 40% of total assets (excluding cash). Investment companies must register and conduct their business under the regulations of the Act. There can be no assurance at this time that the Company will be successful in attempting to register under the Act.