Form 10QSB
period 2006-03-31
CHINA FINANCE, INC.
filed 2006-05-19
CIK 1123440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

There were 57,671,744 shares of the Company’s common stock outstanding as of May 10, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements and Notes thereto

China Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$485,496	$11,331,650
Marketable Securities	5,351,799	295,680
Receivable from sale of marketable securities	—	580,481
Loans Receivable - Current Portion	629,210	622,136
Prepaid Expenses	17,938	133

Total Current Assets	6,484,443	12,830,080

Property, Plant and Equipment - Net	95,982	8,751

Loan Receivable - Long Term	11,232,000	—

Total Assets	$17,812,425	$12,838,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued Expenses	$48,346	$35,638
Tax Payable	65	—

Total Current Liabilities	48,411	35,638

Stockholders’ Equity
Common Stock - 100,000,000 Shares Authorized; Par Value $.001; 57,671,744 Issued and Outstanding
at March 31, 2006 and December, 31, 2005	57,672	57,672
Additional Paid-In Capital	13,078,373	13,078,373
Accumulated Deficit	(815,804)	(643,578)
Accumulated Other Comprehensive Income	5,443,773	310,726

Total Stockholders’ Equity	17,764,014	12,803,193

Total Liabilities and Stockholders’ Equity	$17,812,425	$12,838,831

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

	For the three months ended March 31, 2006 (Unaudited)	For the three months ended March 31, 2005 (Unaudited)

Revenue	$28,292	$26,161

Operating Expenses:
General and Administrative	200,518	166,708
Consulting Fees	—	125,000

Total Operating Expenses	200,518	291,708

Net Income (Loss) Before Provision for Income Taxes	(172,226)	(265,547)

Provision for Income Taxes	—	—

Net Income (Loss)	(172,226)	(265,547)

Other Comprehensive Income (Loss)
Unrealized Loss on Marketable Securities-CHID	—	(1,488,486)
Unrealized Gain on Marketable Securities-CHCG	5,056,119	—
Foreign Currency Translation	76,928	—

Comprehensive Income	$4,960,821	$(1,754,033)

Earnings Per Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	57,671,744	57,671,744

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Period from December 31, 2004 Through March 31, 2006

				Retained	Accumulated
	Number of		Additional	Earnings	Other	Total
	Common	Common	Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit)	Income (Loss)	Equity

Balance - December 31, 2004	57,671,744	$57,672	$13,078,373	$3,505,801	$(1,129,402)	$15,512,444

Net Loss for the Period Ended March 31, 2005	—	—	—	(265,547)	—	(265,547)

Other Comprehensive Income (Loss): Unrealized Loss on Marketable Securities—CHID	—	—	—	—	(1,488,486)	(1,488,486)

Balance - March 31, 2005	57,671,744	$57,672	$13,078,373	$3,240,254	$(2,617,888)	$13,758,411

Net Loss for the Period Ended December 31, 2005	—	—	—	(3,883,832)	—	(3,883,832)

Other Comprehensive Income (Loss):
Reclassification adjustment for Loss Included in Accumulated Other Comprehensive Income—CHID	—	—	—	—	2,617,888	2,617,888
Foreign Currency Translation Adjustments					310,726	310,726

Balance - December 31, 2005	57,671,744	$57,672	$13,078,373	$(643,578)	$310,726	$12,803,193

Net loss for the period Ended March 31, 2006				(172,226)		(172,226)

Other Comprehensive Income:
Unrealized Gains on Marketable Securities—CHCG					5,056,119	5,056,119
Foreign Currency Translation					76,928	76,928

Balance - March 31, 2006	57,671,744	$57,672	$13,078,373	(815,804)	5,443,773	17,764,014

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March, 2006 and 2005 (Unaudited)

	For the three months ended March, 2006 (Unaudited)	For the three months ended March, 2005 (Unaudited)
Cash Flows from Operating Activities
Net Income (Loss)	$(172,226)	$(265,547)
Non-Cash Revenue and Expenses
Depreciation	3,598	1,505
Changes in Operating Assets and Liabilities
Loans Receivable	(11,190,674)	(355)
Other Receivable	580,481	—
Prepaid Expenses	(17,730)	663
Deferred Compensation	—	125,000
Tax Payable	65	—
Accrued Expense	12,572	(7,884)
Deferred Revenue	—	(3,481)

Net Cash Flows from Operating Activities	(10,783,914)	(150,099)

Cash Flows from Investing Activities
Acquisition of Property, Plant and Equipment	(14,786)	—
Leasehold Improvement	(75,623)	—

Net Cash Flows from Investing Activities	(90,409)	—

Cash Flows from Financing Activities	—	—

Effect on Change of Exchange Rates	28,169	—

Change in Cash and Cash Equivalents	(10,846,154)	(150,099)

Cash and Cash Equivalents - Beginning of Period	11,331,650	11,512,987

Cash and Cash Equivalents - End of Period	$485,496	$11,362,888

Supplementary Cash Flow Disclosures:
Interest Paid	$—	$—
Taxes Paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Notes to Condensed Financial Statements (Unaudited)
For the three months ended March 31, 2006
Note A - Organization and Principal Activities

China Finance, Inc. (the “Company”), incorporated on March 28, 2000 in the state of Utah, with its principal office in Jersey City, New Jersey.

The Company’s principal business is, through its wholly-owned subsidiary Shenzhen Shiji Ruicheng Guaranty and Investment Co., Ltd., providing guarantees to the People’s Republic of China’s (PRC) privately owned small and medium enterprises (SMEs) when they seek access to capital or to be acquired by a United States reporting company in a merger.

Note B - BASIS OF PRESENTATION

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

Note C - Recent Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (“SFAS 156”). SFAS 156 amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practical. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of SFAS 156 on its consolidated financial statements.

Note D - Loan Receivable

The Company and Shenzhen Kaibite Ltd., an unrelated party, entered into a loan agreement on March 31 2006. The arranged amount of the loan is RMB90 million (US$11.232 million) and the obligation unsecured has a term of two years, which is due on March 31, 2008. The Company will be repaid the principal together with accrued interest at 9% per annum upon the due date.

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note E - Receivable from Sale of Marketable Securities

On October 5, 2005, the Company entered into a Stock Sales Agreement (the “Stock Sales Agreement”) with Galaxy view International Ltd. (the “Buyer”), pursuant to which the Company sold 1,222,065 restricted shares of CHID to the Buyer for an aggregate consideration of $580,481, which has been received by March 31, 2006.

Note F - Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2006:

	March 31, 2006	December 31, 2005

Electronic Equipment and Office Furniture, at Cost	$24,574	$9,663
Less: Accumulated Depreciation	(3,265)	(2,544)
Electronic Equipment and Office Furniture, net	21,309	7,119

Leasehold Improvement, Net	74,673	1,632

Net Property, Plant and Equipment	95,982	$8,751

Note G - Marketable Securities

On December 21, 2005, the Company performed surety guarantee service for the CHCG in a merger, which was consigned to Capital Future Developments Ltd. In exchange for the guarantee fees, the Company received 2,956,795 shares of stock by CHCG. Marketable Securities as of March 31, 2006 consists of 2,956,795 shares of China 3C Group (CHCG.OB) representing approximately 6% interest in the overall common shares outstanding. A summary is as follows:

March 31,	2006

Cost:	$295,680
Add: Unrealized Gain	5,056,119
Fair Market Value	5,351,799

At March 31, 2006, the fair market value of marketable securities held was $1.81 per share. Since the marketable securities are reasonably expected to qualify for sale within one year, the securities are not considered restricted. In addition, the market price has been relatively stable since January 1, 2006.

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note H -	Reclassifications

Bank commission charges and currency translation expense in the prior year consolidated financial statements have been reclassified to general and administrative expenses conforming with the current year presentation. The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the consolidated financial statements.

Note I - Information about Operating Segments
The Company’s reportable segments have been determined based upon the nature of the services offered, availability of discreet internal financial information and other factors:

March 31, 2006	Surety guarantee	Loan Guarantee	General Unallocated	Consolidated
	$	$	$	$
Revenue	5,474	22,818	―	28,292

Operating Expenses	-25	123,251	77,292	200,518

Net Income(Loss)	5,499	(100,433)	(77,292)	(172,226)

Total Assets	5,741,475	12,034,385	35,565	17,812,425

March 31, 2005 Except for total assets	Surety guarantee	Loan Guarantee	General Unallocated	Consolidated
	$	$	$	$
Revenue	―	26,161	―	26,161

Operating Expenses	―	67,683	224,025	291,708

Net Income(Loss)	―	(41,522)	(224,025)	(265,547)

Total Assets (December 31, 2005)	1,260,338	11,552,429	26,064	12,838,831

All of the Company’s revenues were generated from the PRC for the period ended March 31, 2006 and for the period ended March 31, 2005. Revenues are attributed to countries based on location of the customers. All long-lived assets are located in the PRC.

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report.

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

Results of Operations

Net Revenues

The Company’s net revenue for the three-month period ended March 31, 2006 and 2005 was $28,292 and $26,161 respectively. The revenue for the period ended March 31, 2006 and 2005 were derived primarily from our loan guarantee transaction.

Net Income

Net income for the three-month period ended March 31, 2006 and 2005 were ($172,226) and ($265,547) respectively.

Liquidity and Capital Resources

 As of March 31, 2006, we had cash and cash equivalents of $485,496 as compared to $11,362,888 as of March 31, 2005. Cash flows from operating activities was ($10,783,914) for the three-month period ended March 31, 2006 as compared to ($150,099) for the period ended March 31, 2005. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. On a long-term basis, our liquidity is dependent on our successfully executing our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

We do not currently own any plant or significant equipment, and during 2006, we do not anticipate purchasing any plant or significant equipment, except as may be required if we cannot or choose not to register as an investment company under the 1940 Act. For more information, see " About the Investment Company Act of 1940." We do not anticipate incurring significant changes in the number of our employees.

There are three main factors affecting the Company’s cash flows:

1. The pace of going public of the enterprise we provide surety guarantee.
2. The stock trading frequency of the enterprise we provide surety guarantee.
3. The development of the enterprise we provide surety guarantee

Operating Expenses

Selling, general and administrative expenses

Selling, General and administrative expenses (“G&A”) consist primarily of administrative fees, payroll costs and travel expenses. Selling, general and administrative expenses for the three-month period ended March 31, 2006 and the period ended March 31, 2005 were $200,518 and $166,708 respectively. We incurred these selling, general and administrative expenses in connection with executing our new business plan. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business.

Consulting Fees

Comparing to $125,000 during the period ended March 31, 2005, we did not incur any consulting fees during the three-month period ended March 31, 2006. The decrease in consulting fees is primarily attributable to the $507,000 stock-based compensation cost has been amortized completely by December 31, 2005.

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

Under the terms of the Stock Sales Agreement, Galaxy View purchased the 1,222,065 restricted shares of CHID at a 5% discount from the closing high bid price for CHID common stock as of October 5, 2005, for an aggregate consideration of $580,480.87, to be paid as follows: $290,240.43 is payable on or before December 31, 2005, and the remainder is payable on or before March 31, 2006. We have received the full payment from Galaxy View. Any taxes applicable to the sale will be paid by the party responsible for such taxes under applicable law or split by both parties if the responsible party is not provided for under applicable law. The sale was exempt from registration under the Securities Act of 1933, as amended, by reason of the so-called "Section 4(1-1/2) exemption.

On December 21, 2005, the Company, through its wholly-owned subsidiary Shenzhen ShiJi Ruicheng Guaranty and Investment Co. Ltd, successfully performed surety guarantee services for China 3C Group (CHCG) in a merger, which was consigned to Capital Future Developments Ltd. In exchange for the guarantee fees, the Company received 2,956,795 shares of stock issued by CHCG valued at $295,680 which has been recorded as revenue in the accompanying financial statements. Marketable securities as of March 31, 2006 consist of 2,956,795 shares of China 3C Group (CHCG.OB).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

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

CHINA FINANCE, INC. (Registrant)

Date: May 18, 2006	By:	/s/ Zhiyong Xu
Name: Zhiyong Xu
Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 18, 2006	By:	/s/ Liang Liao
Name: Liang Liao
Title: Chief Financial Officer (Principal Financial Officer)