Form 10QSB
period 2006-06-30
CHINA FINANCE, INC.
filed 2006-08-14
CIK 1123440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________ to ____________________

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

There were 57,671,744 shares of the Company’s common stock outstanding as of June 30, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

PART I  -  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements and Notes thereto

China Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$706,788	$11,331,650
Receivable from sale of marketable securities	—	580,481

Marketable Securities	14,192,616	295,680

Loans Receivable - Current Portion	385,145	622,136
Prepaid Expenses	55,535	133

Total Current Assets	15,340,084	12,830,080

Property and Equipment - Net	348,861	8,751

Loans Receivable - Long Term	9,593,003	—

Real Estate Held for Investment	1,319,189	—

Total Assets	$26,601,137	$12,838,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued Expenses	43,897	35,638

Total Current Liabilities	43,897	35,638

Stockholders’ Equity
Common Stock - 100,000,000 shares Authorized; Par Value $.001; 57,671,744 Issued and Outstanding as of June 30, 2006 and December 31, 2005	57,672	57,672
Additional Paid-In Capital	13,078,373	13,078,373
Accumulated Deficit	(897,583)	(643,578)
Accumulated Other Comprehensive Income	14,318,778	310,726

Total Stockholders’ Equity	26,557,240	12,803,193

Total Liabilities and Stockholders’ Equity	$26,601,137	$12,838,831

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)

	For the three months ended June 30, 2006	For the six months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2005

Revenue	$242,941	$271,233	$26,101	$52,262

Operating Expenses:
General and Administrative	324,720	525,237	157,606	324,314
Professional Fees	—	—	—	125,000

Total Operating Expenses	324,720	525,237	157,606	449,314

Net Income (Loss) Before Provision for Income Taxes	(81,779)	(254,004)	(131,505)	(397,052)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	(81,779)	(254,004)	(131,505)	(397,052)

Other Comprehensive Income (Loss)
Unrealized Gain on Marketable Securities	8,840,817	13,896,936	850,813	(637,673)
Foreign Currency Translation	34,188	111,116	—	—

Comprehensive Income	$8,793,226	$13,754,048	$719,308	$(1,034,725)

Earnings Per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding
Basic and Diluted	57,671,744	57,671,744	57,671,744	57,671,744

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Period from December 31, 2004 Through June 30, 2006

	Common stock Number of share	Common Stock	Additional paid-in capital	Retained Earnings (accumulated Deficit)	Accumulated Other comprehensive Income(Loss)	Total shareholders' equity
		$	$	$		$
Balance - December 31, 2004	57,671,744	57,672	13,078,373	3,505,801	-1,129,402	15,512,444

Net loss for the quarter ended March 31, 2005				-265,547		-265,547

Unrealized Loss on Marketable Securities					-1,488,486	-1,488,486
Balance - March 31, 2005	57,671,744	57,672	13,078,373	3,240,254	-2,617,888	13,758,411
Net loss for the quarter ended June 30, 2005				-131,505		-131,505
Unrealized Gain on Marketable Securities					850,813	850,813
Balance - June 30, 2005	57,671,744	57,672	13,078,373	3,108,749	-1,767,075	14,477,719

Balance - December 31, 2005	57,671,744	57,672	13,078,373	-643,578	310,726	12,803,193
Net loss for the quarter ended March 31, 2006				-172,226		-172,226
Unrealized Gains on Marketable Securities					5,056,119	5,056,119
Foreign Currency Translation					76,928	76,928
Balance - March 31, 2006	57,671,744	57,672	13,078,373	-815,804	5,443,773	17,764,014
Net loss for the quarter ended June 30, 2006				-81,779		-81,779
Unrealized Gains on Marketable Securities					8,840,817	8,840,817
Foreign Currency Translation					34,188	34,188
Balance - June 30, 2006	57,671,744	57,672	13,078,373	-897,583	14,318,778	26,557,240

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

	For the Six months ended June 30, 2006	For the Six months ended June 30, 2005
Cash Flows from Operating Activities
Net Income (Loss)	$(254,004)	$(397,052)
Non-Cash Revenue and Expenses
Depreciation	9,410	3,039
Changes in Operating Assets and Liabilities
(Increase) decrease in Loans Receivable	(9,274,503)	(355)
(Increase) decrease in Other Receivable	580,481	—
(Increase) decrease in Prepaid Expenses	(55,198)	1,269
(Increase) decrease in Deferred Compensation	—	125,000
Increase (decrease) in accounts and other Payable	—	8,397
Increase (decrease) in Accrued Expense	(4,093)	(7,884)
Increase (decrease) in Deferred Revenue	—	(5,901)
Increase (decrease) in tax payable	12,121	—

Net Cash Flows from Operating Activities	(8,985,786)	120,526

Cash Flows from Investing Activities
Due from related parties	—	(163)
Acquisition of Property and Equipment	(226,718)	—
Acquisition of Real Estate	(1,316,661)	—
Leasehold Improvement	(121,590)	—

Net Cash Flows from Investing Activities	(1,664,969)	(163)

Cash Flows from Financing Activities	—	—

Effect on Change of Exchange Rates	25,893	—

Change in Cash and Cash Equivalents	(10,624,862)	(273,650)

Cash and Cash Equivalents - Beginning of Period	11,331,650	11,512,987

Cash and Cash Equivalents - End of Period	$706,788	$11,239,337

Supplementary Cash Flow Disclosures:

Interest Paid	$—	$—

Taxes Paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Notes to Condensed Financial Statements (Unaudited)
For the six months ended June 30, 2006

Note A - Organization and Principal Activities

China Finance, Inc.(the “Company”), incorporated on March 28, 2000 in the state of Utah, with its principal office in Jersey City, New Jersey.

The Company’s principal business, which is primarily conducted through its wholly-owned subsidiary Shenzhen Hua Yin Guaranty and Investment Limited Liability Corporation, is (i) providing surety guarantees for privately-owned small and medium enterprises (“SMEs”) in the People’s Republic of China’s (“PRC” or “China”) entering into transactions whereby the SME will be acquired by a publicly-traded United States reporting company in a “reverse merger” or other merger and acquisition (“M&A”) transaction; and (ii) providing loan guarantees to assist SMEs and individuals in the PRC in obtaining loans from Chinese banks for business operations and/or personal use.

Note B - Basis of Presentation

The condensed consolidated financial statements of China Finance, Inc. and its subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB, and other reports filed with the SEC.

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

Note C - Recent Pronouncements

None.

Note D - Loan Receivable

On June 30, 2005, the Company entered into a loan agreement with Shengzhen YiJinLi Technology Development Ltd. (“YiJinLi”) pursuant to which the Company loaned YiJinLi $248,000 for a period of one year at the annual rate of 5.58%. The former due date of the loan agreement with YiJinLi was accelerated from July 30, 2006 to May 1, 2006. The company was repaid in full on May 1, 2006.

On March 31, 2006, the Company entered into a loan agreement with Shenzhen Kaibite Ltd. (“Kaibite”) pursuant to which the Company loaned Kaibite US$11,232,000 (RMB$90,000,000) for a period of two years at the annual rate of 9% (the “March 2006 Loan”). The March 2006 Loan is due on March 31, 2008. The Company will be repaid the principal together with accrued interest upon the due date. A portion of the loan with Kaibite ($1,908,536) was repaid in advance in two parts on April 28, 2006 and June 23, 2006.

Note E - Property and Equipment

Property, plant and equipment consisted of the following as of June 30, 2006:

	June 30, 2006	December 31, 2005
Electronic Equipment and Office Furniture, at Cost	$40,428	$9,663
Automobile	196,564	-
Less: Accumulated Depreciation	(4,061)	(2,544
PPE, net	232,931	7,119

Leasehold Improvement, Net	115,930	1,632

Net Property and Equipment	$348,861	$8,751

Note F - Real Estate held for Investment

The Company purchased the real estate of $1,319,189 in May 2006 and will put in operation on March 28, 2007. Purchasing the real estate is for investment.

Note G - Marketable Securities

As of June 30, 2006, the Company’s marketable securities consisted of 2,956,795 shares of China 3C Group (CHCG), which represent approximately a 6% interest in the current issued and outstanding common shares of CHCG. The Company received these shares as payment for providing surety guarantee services to CHCG for its merger transaction with Capital Future Development Limited. A summary of the value of the Company’s CHCG shares is set forth below:

June 30, 2006
Cost:	$295,680
Add: Unrealized Gain	13,896,936
Fair Market Value	14,192,616

As of June 30, 2006, the closing price of shares of CHCG common stock was $4.80 per share. Since the Company’s CHCG shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted. In addition, the Company believes that the market price of the CHCG shares has been relatively stable since January 1, 2006.

Note H - Reclassifications

Bank commission charges and currency translation expense in the prior year consolidated financial statements have been reclassified to general and administrative expenses to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the Company’s consolidated financial statements.

Note I - Information about Operating Segments

The Company’s reportable segments have been determined based upon the nature of the services offered, availability of discreet internal financial information and other factors:

6 months ended June 30, 2006	Surety Guarantee	Loan Guarantee	General Unallocated	Consolidated
	$	$	$	$
Revenue	11,009	260,224	-	271,233

Operating Expenses	(25)	389,244	136,018	525,237

Net Income(Loss)	11,034	(129,020)	(136,018)	(254,004)

Total Assets	14,587,827	11,985,867	27,444	26,601,137

6 months ended June 30, 2005	Surety Guarantee	Loan Guarantee	General Unallocated	Consolidated
	$	$	$	$
Revenue	-	52,262	-	52,262

Operating Expenses	-	(159,609)	(289,705)	(449,314)

Net Income(Loss)	-	(107,347)	(289,705)	(397,052)

Total Assets	3,010,571	11,485,690	12,990	14,509,251

All of the Company’s revenues were generated from the PRC for the period ended June 30, 2006 and for the period ended June 30, 2005. Revenues are attributed to countries based on the location of the customers. All long-lived assets are located in the PRC.

Note J - Other Matters

The Company has historically accepted shares of stock from its client corporations as payment for surety guarantee services in lieu of cash. The value of the stock held by the Company in relation to the Company’s total assets is a factor in whether or not the Company would become subject to the 1940 Act. The 1940 Act generally defines “investment companies” as those companies (i) whose investments and other securities exceed 40% of total assets (excluding cash and government securities) and (ii) who are in the business of investing, reinvesting, owning, holding, or trading in securities. Companies that meet the definition of “investment company” under the 1940 Act are required to register as such under the 1940 Act, and to conduct their business pursuant to the regulations of the 1940 Act. There can be no assurance that the Company will not become an “investment company” subject to registration and regulation under the 1940 Act.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report.

Forward-Looking Statements

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

Business Overview

 In June, 2004, our board of directors decided to adopt a new business plan to enter into the surety guarantee business. Specifically, we decided to focus on providing surety guarantees to companies based in China that were seeking to expand operations into the United States. On October 8, 2004, in furtherance of this new business plan, we completed the acquisition of all of the issued and outstanding equity securities of Value Global International Limited, a British Virgin Islands company (“Value Global”), and its wholly-owned subsidiary, Shenzhen Hua yin Guaranty and Investment Co., Ltd. (“CFIC”).

Through CFIC, we operate two business lines:

Surety Guarantees. The Company provides surety guarantee services to Chinese SMEs seeking to become a publicly-traded company in United States by being acquired by a United States reporting company in a “reverse merger” or other M&A transaction. The surety guarantee business generates revenues through fees, which typically are based on a percentage of the transaction. Although the Company may be paid in cash for its surety guarantee services, the Company generally expects that it will receive compensation for its surety guarantee services in the form of stock from our client companies. To the extent that the Company receives stock as compensation, the Company will seek to sell the stock as soon as reasonably practicable; however, some stock (e.g. the shares of CHCG, which are restricted until December 21, 2006) may be restricted for up to one year.

Loan Guarantees. We also provide guarantees to SMEs and individuals obtaining loans from Chinese banks for their business operations and/or personal use. In exchange for the Company’s guarantee services, the borrower pays the Company a certain percentage of the loan amount as an upfront loan guarantee fee. Loan maturities for loans guaranteed by the Company generally range from one to five years, and are secured by various forms of collateral pledged by the borrower. Such collateral includes fixed assets, receivables, and inventory from corporate clients, as well as personal property from individual clients. If a borrower fails to fulfill its obligations to a lender, the Company generally has the right to require that the borrower liquidate its collateral before the Company is required to make payments to the lender pursuant to its guarantees. In addition, the Company’s risk control department periodically monitors the current value of the collateral that is pledged by its clients for material impairments to the collateral.

In the past, the Company has also made direct loans, such as the March 2006 Loan. The March 2006 Loan was made in an attempt to alter the composition of the Company’s assets and is currently the Company’s only outstanding loan. The Company does not intend to continue to make direct loans, and, due to concerns related to the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is in the process of disposing of the March 2006 Loan, as described below under “About the Investment Company Act of 1940 ”.

Principal Factors Affecting Our Results of Operations

There are several principal factors affecting the revenue and financial status of the Company:

1. The overall financial status and revenue of the Company will be adversely affected if its clients default on loans guaranteed by the Company, or if the transactions guaranteed by the Company pursuant to its surety services fail to be completed.

2. The Company’s overall financial status and revenue will be affected by the ability of the Company to find suitable candidates for its surety guarantee and loan guarantee services.

3. The financial status of the Company will be adversely affected if the debtor of the March 2006 Loan defaults on the loan.

4. Because the Company receives marketable securities as payment for the performance of surety guarantee services, the financial status of the Company will be affected by the volatility of these securities for as long as they are held by the Company.

With the increasing difficulty of obtaining both indirect and direct financing in China, an increasing number of SMEs, especially private enterprises, opt to go overseas to become publicly-traded companies. In China, there are approximately 17,000,000 SMEs, which make up 99% of the registered companies. The Company believes that more Chinese SMEs will go overseas to become publicly-traded companies in the future. If this prediction holds true, the Company may experience an increase in the number of surety guarantee clients it serves, and, subsequently, a growth in its revenues and income from its surety guarantee business.

With the rapidly-growing number of loan guarantee competitors in China and higher demands from individuals or enterprises seeking access to capital, the Company faces challenges and competition from other loan guarantee companies who are larger in size and have greater financial resources than the Company. The Company has reviewed the outlook for the loan guarantee market in China and the Company’s long-term business development plan and determined that the Company should expand its loan guarantee business in order to better compete in the Chinese loan guarantee market. Therefore, the Company has determined to allocate additional resources toward evaluating additional loan guarantee customers and expanding the loan guarantee business.

Results of Operations

Net Revenues

The Company’s net revenues for the three-month periods ended June 30, 2006 and 2005 were $242,941 and $26,101, respectively. The revenues for the three-month periods ended June 30, 2006 and 2005 were derived primarily from our loan guarantee transactions. The difference in revenues for these three month periods is attributable to an increase in the loan guarantee business.

Operating Expenses

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of administrative fees, payroll costs and travel expenses. Selling, general and administrative expenses for the three-month periods ended June 30, 2006 and 2005 were $324,720 and $ 157,606, respectively. We incurred these selling, general and administrative expenses in connection with executing our business plan described above. In implementing our business plan, we are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business.

Net Income

Net income for the three-month periods ended June 30, 2006 and 2005 were ($81,779) and ($131,505), respectively. The decrease in net losses is attributable to an increase in revenue from the loan guarantee business without a corresponding increase in costs.

Liquidity and Capital Resources

 As of June 30, 2006, we had cash and cash equivalents of $706,788 as compared to $11,331,650 as of December 31, 2005. Cash flows from operating activities was $(8,985,786) for the six-month period ended June 30, 2006 as compared to $120,526 for the six-month period ended June 30, 2005. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. In the long run, our liquidity will be dependent on our successful execution of our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

There are several factors affecting the Company’s cash flows:

1. The number and total value of (a) loans for which the Company provides guarantee services, and (b) reverse merger and M&A transactions for which the Company provides surety services.

2. The amount of time it takes to complete the reverse merger and M&A transactions for which the Company provides surety guarantees.

3. The amount of time it takes for the Company to dispose of any securities received by the Company as compensation for its surety services, which may depend, in part, on the growth and development of the companies to which we provide surety guarantee services and the market for their common shares.

Taxation

Taxes on profits earned by our wholly owned subsidiary CFIC are calculated in accordance with taxation principles currently effective in the PRC. We expect that the Chinese government will continue its stable financial policy, move forward with its reform of its tax system, and continue to emphasize financial and economic efficiency. The essential aim of the tax policy of China is to sustain current stable economic and social development pace. Specifically, in terms of the reform of the tax collection policy, the principles underlying such reform include simplifying the tax system, expanding the tax foundation, lowering the tax rate, and implementing a strict collection system. These principles are aimed at immediate and efficient economic development, the development of science and technology, and economic usage of energy and resources. We expect that the Add-Value Tax system will be continued in China.

The main reason behind the wide-ranging tax reform in China is to broaden the impact of the tax collection system. Under the reforms, we expect tax collection systems in different enterprises will be coordinated. For the Personal Income Tax, the reform will emphasize combining comprehensive and categorized tax collection systems. The Natural Resource Tax will be re-adjusted and improved. The Upstream Oil Exploiters will be taxed. The national middle and long-term plan for the development of sciences and technology will continue, with tax system being used to promote innovation. The collection and processing of the Add-Value Tax system on products will be further improved. For the western and northeast under-developed regions of the PRC, favorable tax systems will be practiced to promote economic development. Relevant favorable tax systems will be created to prompt natural resources conservation, economic usages and re-collection of recoverable resources and industrial wastes. Meanwhile, with aims to promote employment, relevant tax polices will be employed. Relevant studies are underway to explore suitable tax systems that encourage development of non state-owned enterprises.)

We account for income taxes paid to tax authorities using the liability method. Taxes on profits earned by our wholly-owned subsidiary Value Global are calculated in accordance with taxation principles currently effective in the British Virgin Islands. Value Global is an International Business Company (IBC) registered in the British Virgin Islands and is exempt from all taxes and withholding taxes in the British Virgin Islands, paying only registration fees and annual license fees which amount to $1,300 per annum.

We account for income taxes payable on U.S. taxable income in accordance with SFAS No. 109, “Accounting for Income Taxes,” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances.

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

The recently adopted SEC Release No. 33-8098 requires us to identify accounting estimates we make in applying out accounting policies and any accounting policy that we adopt that has a material impact on our financial presentation. Under the first part of the proposals, we would have to identify the accounting estimates reflected in its financial statements that required us to make assumptions about matters that were highly uncertain at the time of estimation. Disclosure about those estimates would then be required if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company's financial condition, changes in financial condition or results of operations. Our disclosure about these critical accounting estimates would include a discussion of: the methodology and assumptions underlying them; the effect the accounting estimates have on our financial presentation; and the effect of changes in the estimates. Under the second part of the proposals, if we were to adopt an accounting policy that would materially impact our financial disclosures, we would have to disclose certain information with respect to such newly adopted accounting policy, including:  the accounting principle adopted and method of applying it; the reasons giving rise to the adoption; the impact of the adoption; and the choices of accounting principles that the Company examined.

In June 1977, the FASB issued Statement No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“FAS 15”). FAS 15 establishes standards of financial accounting and reporting by both the debtor and creditor in a troubled debt restructuring. FAS 15 requires adjustments in payment terms from a troubled debt restructuring, generally, to be considered adjustments of the yield (effective interest rate) of the loan. To the extent that the aggregate payments (both principal and interest) to be received by the creditor are not less than the creditor's carrying amount of the loan, the creditor recognizes no loss, only a lower yield over the term of the restructured debt. Similarly, the debtor recognizes no gain unless the aggregate future payments (including amounts contingently payable) are less than the debtor's recorded liability.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. FIN 45 also clarifies that at the time a company issues a guarantee, the Company must recognize an initial liability of the fair market value of the obligations it has assumed under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002.

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

We may enter into these arrangements which, under generally accepted accounting principles, may not be recorded on our balance sheet or which may be recorded in amounts different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements would result, primarily, from our providing surety and loan guaranties in which we would provide contractual assurance of the completion of a transaction or guaranty the timely re-payment of principal and interest of our client to a third party, all in exchange for a guaranty fee. In these transactions, we would have both a non-contingent obligation, related to the compensation received for assuming the credit risk, and a contingent obligation, related to the guaranty of payment in the event the underlying loan to the borrower goes into default, or in the event that the parties fail to perform under the surety guarantee contract.

Arrangements such as those described above would require accounting treatment under FIN 45, pursuant to which we would be required to recognize: (i) the fair value of guarantees issued or modified after December 31, 2002 for non-contingent guaranty obligations, and (ii) a liability for contingent guaranty obligations based on the probability that the guaranteed party will not perform under the contractual terms of the guaranty agreement.

We did not have any non-contingent or contingent guaranty obligations as of June 30, 2006 requiring recognition or disclosure under FIN 45. As of June 30, 2006, we have guaranteed the timely re-payment of principal and interest by three of our clients to Chinese banks, in exchange for a fee, whereby we have placed cash on deposit with each bank equal to the full amount of the loan outstanding to each borrower. The maximum amount of exposure to us is recorded on our balance sheet as "Loans Receivable" in the accompanying financial statements.

About the Investment Company Act of 1940

The Company may incur significant costs to avoid investment company status and may suffer other adverse consequences if it is deemed to be an “investment company” under the 1940 Act.
The Company’s securities holdings constitute “investment securities” under the 1940 Act. A company may be deemed to be an investment company if: (i) its “investments securities” exceed 40% of its total assets (excluding cash and government securities) and (ii) it is in the business of investing, reinvesting, owning, holding, or trading in securities.  Due to the value of the Company’s shares of CHCG and the value of the March 2006 Loan, the Company’s “investment securities” have exceeded 40% of its total assets (excluding cash and government securities) as of June 30, 2006. Therefore, the Company may be deemed to be an “investment company” if it is deemed to be in the business of investing, reinvesting, owning, holding, or trading in securities.

If the Company were to be deemed an investment company, the Company would become subject to registration under and compliance with the 1940 Act unless an exclusion or safe harbor provision applied. As a consequence, the Company would be prohibited from engaging in certain activities including issuing securities as it has in the past and might be subject to civil and criminal penalties for noncompliance.

The Company has taken steps in an effort to avoid being deemed an “investment company” under the 1940 Act.
Whether or not a company is in the business of investing, reinvesting, owning, holding, or trading in securities is primarily a facts and circumstances test. Among the factors considered in making this determination are: (i) the company's historical development, (ii) its public representations of policy, (iii) the activities of its officers and directors, (iv) the nature of its present assets, and (v) the sources of its present income. While the Company, after considering these factors, does not believe that its current business plan would cause it to be in the business of investing, reinvesting, owning, holding or trading in securities, the Company, due to the nature of its current assets and income, has taken affirmative steps in an effort to avoid being deemed an “investment company” under the 1940 Act. For example, the Company is relying on Rule 3a-2 under the 1940 Act (the “Transient Investment Company Rule”) for a safe harbor exemption from the definition of “investment company” under the 1940 Act because appreciation in the value of the Company’s CHCG shares and the March 2006 Loan have caused the Company’s “investment securities” to exceed 40% of its total assets (excluding cash and government securities).  A company may rely on the Transient Investment Company Rule for a period of up to one year once during any three year period.

The Company may reduce the percentage of its assets represented by investment securities.
The Company will seek to reduce the percentage of its assets represented by investment securities by disposing of the CHCG shares and the March 2006 Loan as soon as practicable. However, the Company may be unable to sell some or all of the CHCG shares or dispose of the March 2006 Loan due to the inability to locate a suitable buyer, or may have to sell some or all of the CHCG shares or dispose of the March 2006 Loan at prices below what the Company believes to be their fair market value. The Company also may incur significant tax liabilities when selling or disposing of these securities. The Company may also reduce the percentage of its assets represented by investment securities by acquiring non-investment security assets. However, if the Company decides to acquire non-investment security assets, the Company may not be able to identify and acquire suitable assets and businesses or the terms on which the Company is able to acquire such assets may be unfavorable. Notwithstanding the foregoing, to the extent the Company receives securities as payment for its surety guarantee services, it would have the effect of increasing the percentage of the Company’s assets that are investment securities.

The Company will seek to implement its business plan in a manner that will not cause it to be deemed to be in the business of investing, reinvesting, owning, holding, or trading in securities. The Company does not make direct investments in securities, but, as noted above, it may receive securities as payment for its surety guarantee services. The Company will seek to sell these securities as soon as reasonably practicable. However, some of these securities may be restricted (including without limitation, CHCG) or there may not be enough liquidity in the market to dispose of the securities. Therefore, to the extent the securities appreciate or depreciate prior to their sale, the Company may experience investment income or loss. The Company will seek to monitor such appreciation or depreciation so that the Company will not be deemed to be in the business of investing, reinvesting, owning, holding, or trading in securities. However, there can be no guarantee that the Company will be successful in this endeavor, particularly if there is substantial appreciation of the securities.

The Company’s management will continue to monitor its business, the composition of its assets and sources of its income and may decide to register as an investment company under the 1940 Act if they determine that it is necessary or advisable.

Item 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, given our limited operations, our disclosure controls and procedures are currently effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and regulations. In addition to our periodic review of our disclosure controls, we will review our disclosure controls and procedures for adequacy and effectiveness as we develop new business or if we engage in an extraordinary transaction.

We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers. We have also undertaken to periodically review our internal controls, as well as our disclosure controls and procedures, for adequacy and effectiveness.

PART II  -  OTHER INFORMATION

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FINANCE, INC. (Registrant)
Date: August 14, 2006	By:/s/ Zhiyong Xu Name: Zhiyong Xu Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: August 14, 2006	By:/s/ Liang Liao Name: Liang Liao Title: Chief Financial Officer (Principal Financial Officer)