Form 10QSB
period 2006-09-30
CHINA FINANCE, INC.
filed 2006-11-14
CIK 1123440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______________ to _______________

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

There were 57,671,744 shares of the Company’s common stock outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements and Notes thereto

China Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2006 (Unaudited) and December 31, 2005 (Audited)

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$287,505	$11,331,650
Receivable from sale of marketable securities	—	580,481
Marketable Securities	6,651,735	295,680
Loans Receivable – Current Portion	390,740	622,136
Prepaid Expenses	118,801	133

Total Current Assets	7,448,781	12,830,080

Property and Equipment - Net	395,365	8,751

Loans Receivable – Long term	9,892,254	—

Real Estate Held for Investment	1,330,885	—

Total Assets	$19,067,285	$12,838,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Other Payables	14,367	—
Accrued Expenses	38,140	35,638

Total Current Liabilities	52,507	35,638

Stockholders’ Equity
Common Stock – 100,000,000 shares Authorized; Par Value $.001; 57,671,744 Issued and Outstanding at September 30, 2006 and December 31, 2005	57,672	57,672
Additional Paid-In Capital	13,078,373	13,078,373
Retained earnings (Accumulated Deficit)	195,575	(643,578)
Accumulated Other Comprehensive Income	5,683,158	310,726

Total Stockholders’ Equity	19,014,778	12,803,193

Total Liabilities and Stockholders’ Equity	$19,067,285	$12,838,831

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2005

Revenue	$1,419,871	$1,691,104	$22,710	$74,972

Operating Expenses:
General and Administrative	326,714	851,951	158,603	482,917
Professional Fees	—	—	—	125,000

Total Operating Expenses	326,714	851,951	158,603	607,917

Income(Loss) before other expenses	1,093,157	839,153	(135,893)	(532,945)

Loss on sale of marketable securities	—	—	1,686,571	1,686,571

Net Income (Loss) Before Provision for Income Taxes	1,093,157	839,153	(1,822,464)	(2,219,516)

Provision for Income Taxes	—	—	—	—

Net Income (Loss)	1,093,157	839,153	(1,822,464)	(2,219,516)

Other Comprehensive Income (Loss)
Unrealized Gain (loss) on Marketable Securities	(8,740,881)	5,156,055	(298,215)	(935,888)
Foreign Currency Translation Adjustment	105,261	216,377	253,626	253,626

Comprehensive Income	$(7,542,463)	$6,211,585	$(1,867,053)	$(2,901,778)

Earnings Per Share
Basic and Diluted	$0.02	$0.01	$(0.03)	$(0.04)

Weighted Average Shares Outstanding
Basic and Diluted	57,671,744	57,671,744	57,671,744	57,671,744

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Period from December 31, 2004 Through September 30, 2006

	Common stock Number of shares	Common Stock	Additional paid-in capital	Retained Earnings (Accumulated Deficit)	Accumulated Other comprehensive Income(Loss)	Total shareholders’ equity (deficit)
		$	$	$		$

Balance - December 31, 2004	57,671,744	57,672	13,078,373	3,505,801	(1,129,402)	15,512,444

Net loss for nine months ended September 30, 2005				(2,219,516)		(2,219,516)

Other Comprehensive Income
Unrealized loss on Marketable Securities					(935,888)	(935,888)
Foreign Currency Translation adjustments					253,626	253,626

As of September 30, 2005	57,671,744	57,672	13,078,373	1,286,285	(1,811,664)	12,610,666

As of December 31, 2005	57,671,744	57,672	13,078,373	(643,578)	310,726	12,803,193

Net income for nine months ended September 30, 2006				839,153		839,153

Other Comprehensive Income
Unrealized Gains on Marketable Securities					5,156,055	5,156,055
Foreign Currency Translation adjustments					216,377	216,377

As of September 30, 2006	57,671,744	57,672	13,078,373	195,575	5,683,158	19,014,778

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

	For the Nine months ended September 30, 2006	For the Nine months ended September 30, 2005

Cash Flows from Operating Activities
Net Income (Loss)	$839,153	$(2,219,516)
Common stock received for income	(1,200,000)	—
Loss on sale of marketable securities	—	1,686,571
Non-Cash Revenue and Expenses
Depreciation and Amortization	39,332	4,244
Changes in Operating Assets and Liabilities
(Increase) decrease in Loans Receivable	(9,493,511)	(5,555)
(Increase) decrease in Other Receivable	580,481	—
(Increase) decrease in Prepaid Expenses	(117,740)	1,467
(Increase) decrease in Deferred Compensation	—	125,000
Increase (decrease) in Accrued Expense	2,002	(7,443)
Increase (decrease) in Deferred Revenue	—	(6,708)
Increase (decrease) in Other Payable	14,315	—

Net Cash Flows from Operating Activities	(9,335,968)	(421,940)

Cash Flows from Investing Activities
Sale of marketable securities	—	414,752
Due from related parties	—	(165)
Acquisition of Property and Equipment	(233,678)	—
Acquisition of Real Estate	(1,316,661)	—
Leasehold Improvement	(187,803)	—

Net Cash Flows from Investing Activities	(1,738,142)	414,587

Cash Flows from Financing Activities	—	—

Effect on Change of Exchange Rates	29,965	253,626

Change in Cash and Cash Equivalents	(11,044,145)	246,273

Cash and Cash Equivalents - Beginning of Period	11,331,650	11,512,987

Cash and Cash Equivalents - End of Period	$287,505	$11,759,260

Supplementary Cash Flow Disclosures:
Interest Paid	$—	$—
Taxes Paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Notes to Condensed Financial Statements (Unaudited)
For the nine months ended September 30, 2006

Note A - Organization and Principal Activities

China Finance, Inc. (the “Company”) was incorporated on March 28, 2000 in the state of Utah, and its principal office is in Jersey City, New Jersey.

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

Note B - Basis of Presentation

The condensed consolidated financial statements of China Finance, Inc. and its subsidiaries included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed, consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB and other reports filed with the SEC.

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

Note C - Recent Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, "Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008.  The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

Note D - Loan Receivable

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

Note E - Property and Equipment

Property, plant and equipment consisted of the following as of September 30, 2006:

	September 30, 2006	December 31, 2005
Electronic Equipment and Office Furniture, at Cost	$47,771	$9,663
Automobile	198,307	-
Less: Accumulated Depreciation	(11,142)	(2,544)
PPE, net	234,936	7,119

Leasehold Improvement, Net	160,429	1,632

Net Property, Plant and Equipment	$395,365	$8,751

Note F - Marketable Securities

As of September 30, 2006, the Company’s marketable securities consisted of shares the Company has received as payment for providing surety guarantee services to SMEs including 2,956,795 shares of China 3C Group (“CHCG”), 1,200,000 shares of Universal Travel Group (“UTVG”), and 480,000 shares of Home System Group (“HSYT”).

The 2,956,795 shares of CHCG represent approximately a 6% interest in the current issued and outstanding common shares of CHCG. The CHCG shares were received as payment for surety guarantee services provided for CHCG’s December 21, 2005 merger transaction with Capital Future Development Limited. The closing price of the CHCG shares was $0.10 per share on December 21, 2005. As of September 30, 2006, the closing price of shares of CHCG common stock was $1.83 per share. Since the CHCG shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

The 1,200,000 shares of UTVG represent approximately a 6% interest in the current issued and outstanding common shares of UTVG. The UTVG shares were received as payment for surety guarantee services provided for UTVG’s July 12, 2006 merger transaction with Full Power Enterprise Global Limited. The closing price of the UTVG shares was $0.60 per share on July 12, 2006. As of September 30, 2006 the closing price of shares of UTVG common stock was $0.83 per share. Since the UTVG shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

The 480,000 shares of HSYT represent approximately a 6% interest in the current issued and outstanding common shares of HSYT. The HSYT shares were received as payment for surety guarantee services provided for HSYT’s August 4, 2006 merger transaction with Oceanic International (Hong Kong) Limited. The closing price of the HSYT shares was $1.00 per share on August 4, 2006. As of September 30, 2006 the closing price of shares of HSYT common stock was $0.51 per share. Since the HSYT shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

A summary of the above marketable securities is as follows:

September 30, 2006
Cost: CHCG	$295,680
HSYT	$480,000
UTVG	$720,000
Add: Unrealized Gain	$5,156,055
Fair Market Value	$6,651,735

Note G – Reclassifications

Bank commission charges and currency translation expense in the prior year consolidated financial statements have been reclassified to general and administrative expenses to conform with the current year presentation. The reclassifications made to the prior year have no impact on the net income (loss), or overall presentation of the Company’s consolidated financial statements.

Note H - Information about Operating Segments

The Company’s reportable segments have been determined based upon the nature of the services offered, availability of discrete internal financial information and other factors:

9 months ended September 30, 2006	Surety Guarantee	Loan Guarantee	General Unallocated	Consolidated
	$	$	$	$
Revenue	1,216,605	474,499	—	1,691,104

Operating Expenses	(25)	624,638	227,338	851,951

Net Income(Loss)	1,216,630	(150,139)	(227,338)	839,153

Total Assets	7,052,541	12,004,509	10,235	19,067,285

9 months ended September 30, 2005	Surety Guarantee	Loan Guarantee	General Unallocated	Consolidated
	$	$	$	$
Revenue	—	74,972	—	74,972

Operating Expenses	—	244,212	363,705	607,917

Net Income(Loss)	(1,686,571)	(169,240)	(363,705)	(2,219,516)

Total Assets	1,025,784	11,578,661	28,990	12,633,435

All of the Company’s revenues were generated from the PRC for the period ended September 30, 2006 and for the period ended September 30, 2005. Revenues are attributed to countries based on location of the customers. All long-term assets are located in the PRC.

Note I - Other Matters

The Company has historically accepted shares of stock from its client corporations as payment for surety guarantee services in lieu of cash. The value of the stock held by the Company in relation to the Company’s total assets is a factor in whether or not the Company would become subject to the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act generally defines “investment companies” as those companies (i) whose investments and other securities exceed 40% of total assets (excluding cash and government securities) and (ii) who are in the business of investing, reinvesting, owning, holding, or trading in securities. Companies that meet the definition of “investment company” under the 1940 Act are required to register as such under the 1940 Act, and to conduct their business pursuant to the regulations of the 1940 Act. There can be no assurance that the Company will not become an “investment company” subject to registration and regulation under the 1940 Act.

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

Business Overview

In June 2004, our board of directors decided to adopt a new business plan to enter into the surety guarantee business. Specifically, we decided to focus on providing surety guarantees to companies based in China that were seeking to expand operations into the United States. On October 8, 2004, in furtherance of this new business plan, we completed the acquisition of all of the issued and outstanding equity securities of Value Global International Limited, a British Virgin Islands company (“Value Global”), and its wholly-owned subsidiary, Shenzhen Hua yin Guaranty and Investment Co., Ltd. (“CFIC”).

Through CFIC, we operate two business lines:

Surety Guarantees. The Company provides surety guarantee services to Chinese SMEs seeking to become publicly-traded companies in the United States by being acquired by a United States reporting company in a “reverse merger” or other M&A transaction. The surety guarantee business generates revenues through fees, which typically are based on a percentage of the transaction. Although the Company may be paid in cash for its surety guarantee services, the Company generally expects that it will receive compensation for its surety guarantee services in the form of stock from our client companies. To the extent that the Company receives stock as compensation, the Company generally seeks to sell the stock as soon as reasonably practicable; however, some stock (e.g. the shares of CHCG, which are restricted until December 21, 2006) may be restricted for up to one year.

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

In the past, the Company has also made direct loans, such as the March 2006 Loan. The March 2006 Loan was made in an attempt to alter the composition of the Company’s assets and is currently the Company’s only outstanding loan. The Company does not intend to continue to make direct loans and is in the process of disposing of the March 2006 Loan, as described below under “About the Investment Company Act of 1940 ”.

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

4. To the extent the Company receives securities as payment for the performance of surety guarantee services, the financial status of the Company will be affected by the volatility of these securities for as long as they are held by the Company.

With the increasing difficulty of obtaining both indirect and direct financing in China, an increasing number of SMEs, especially private enterprises, opt to go overseas to become publicly-traded companies. In China, more and more Chinese SMEs will go overseas to become publicly-traded companies in the future. If this trend holds true, the Company may experience an increase in the number of surety guarantee clients it serves, and, subsequently, a growth in its revenues and income from its surety guarantee business.

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

As discussed below, the Company’s Board is monitoring and evaluating the Company’s status under the 1940 Act, and the Company is in the process of evaluating the implications of registering under the 1940 Act.

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2006 and 2005

Net Revenues

The Company’s net revenue for the three-month period ended September 30, 2006 and 2005 was $1,419,871 and $22,710 respectively. We had revenues of $1,691,104 for the nine-month period ended September 30, 2006 as compared to $74,972 for the same period in 2005. The revenue for the period ended September 30, 2006 and 2005 were derived primarily from our loan guarantees and surety guarantee transactions. The difference in revenues for these three-month and nine-month periods is attributable to an increase in the surety guarantee business (i.e. the UTVG and HSYT transactions). The company recognized $1,216,605 of revenue from these two surety guarantee transactions.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of administrative fees, payroll costs and travel expenses. SG&A for the three-month periods ended September 30, 2006 and September 30, 2005 were $326,714 and $158,603, respectively. The Company had operating expenses of $851,951 for the nine-month period ended September 30, 2006 as compared to $607,917 for the same period of 2005. The Company incurred these SG&A in connection with executing our business plan. The Company is subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. The causes of the increase in SG&A include advertising expenses, leasehold improvements, amortization increases and the depreciation of the Company’s automobile.

Net Income (loss)

Net income for the three-month period ended September 30, 2006 and 2005 were $1,093,157 and ($1,822,424), respectively. The Company had net income of $839,153 for the nine-month period ended September 30, 2006 as compared to net loss of $2,219,516 in the same period in 2005. The increase in net income in 2006 is attributable to an increase in revenue from the surety guarantee business (i.e. the UTVG and HSYT transactions).

Liquidity and Capital Resources

As of September 30, 2006, we had cash and cash equivalents of $287,505 as compared to $11,331,650 as of December 31, 2005. Cash flows from operating activities was ($9,335,968) for the nine-month ended September 30, 2006 as compared to ($421,940) for the same period in 2005. We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months. In the long run, our liquidity will be dependent on our successful execution of our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this report are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures as of the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories, and impairment of property and equipment and of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. We will recognize revenue when realized or realizable and earned, which is when the following criteria are met: persuasive evidence of arrangement exists; delivery has occurred; the sales price is fixed and determinable; and the ability to collect is reasonably assured.

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

We may enter into these arrangements which, under GAAP, may not be recorded on our balance sheet or which may be recorded in amounts different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements would result, primarily, from our providing surety and loan guaranties in which we would provide contractual assurance of the completion of a transaction or guaranty the timely re-payment of principal and interest of our client to a third party, all in exchange for a guaranty fee. In these transactions, we would have both a non-contingent obligation, related to the compensation received for assuming the credit risk, and a contingent obligation, related to the guaranty of payment in the event the underlying loan to the borrower goes into default, or in the event that the parties fail to perform under the surety guarantee contract.

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

We did not have any non-contingent or contingent guaranty obligations as of September 30, 2006 requiring recognition or disclosure under FIN 45. As of September 30, 2006, we have guaranteed the timely re-payment of principal and interest by one of our clients to a bank, in exchange for a fee, whereby we have placed cash on deposit with the bank equal to the full amount of the loan outstanding to the borrower. The maximum amount of exposure to us is recorded on our balance sheet as "Loans Receivable" in the accompanying financial statements.

About the Investment Company Act of 1940

The Company may incur significant costs to the extent that it continues to take steps to avoid investment company status and may suffer other adverse consequences if it is deemed to be an “investment company” under the 1940 Act and does not register.  The Company’s securities holdings constitute “investment securities” under the 1940 Act. A company may be deemed to be an investment company if: (i) its “investments securities” exceed 40% of its total assets (excluding cash and government securities) and (ii) it is in the business of investing, reinvesting, owning, holding, or trading in securities.  Due to the value of the Company’s shares of CHCG, UTVG and HSYT and the value of the March 2006 Loan, the Company’s “investment securities” have exceeded 40% of its total assets (excluding cash and government securities) as of September 30, 2006. Therefore, the Company may be deemed to be an “investment company” if it is deemed to be in the business of investing, reinvesting, owning, holding, or trading in securities.

If the Company were to be deemed an investment company, the Company would become subject to registration under and compliance with the 1940 Act unless an exclusion or safe harbor provision applied. As a consequence, the Company would be prohibited from engaging in certain activities including issuing securities as it has in the past and might be subject to civil and criminal penalties for noncompliance if it is not registered.

The Company has taken steps in an effort to avoid being deemed an “investment company” under the 1940 Act.  Whether or not a company is in the business of investing, reinvesting, owning, holding, or trading in securities is primarily a facts and circumstances test. Among the factors considered in making this determination are: (i) the company's historical development, (ii) its public representations of policy, (iii) the activities of its officers and directors, (iv) the nature of its present assets, and (v) the sources of its present income. While the Company, after considering these factors, does not believe that its current business plan would cause it to be in the business of investing, reinvesting, owning, holding or trading in securities, the Company, due to the nature of its current assets and income, has taken affirmative steps in an effort to avoid being deemed an “investment company” under the 1940 Act. For example, the Company is relying on Rule 3a-2 under the 1940 Act (the “Transient Investment Company Rule”) for a safe harbor exemption from the definition of “investment company” under the 1940 Act because appreciation in the value of the Company’s CHCG, UTVG and HSYT shares and the March 2006 Loan have caused the Company’s “investment securities” to exceed 40% of its total assets (excluding cash and government securities).  A company may rely on the Transient Investment Company Rule for a period of up to one year once during any three year period.

The Company’s management is monitoring its business, the composition of its assets, sources of its income and its business prospects and may decide to register as an investment company under the 1940 Act if the Company’s Board determines that it is necessary or advisable.  As noted above, the Company’s business plan may result in the continued receipt of securities as payment for its surety guarantee services and, as a result, the Company’s assets and income may cause it to be deemed to be an “investment company” at such time as the Company would no longer be able to rely on the Transient Investment Company Rule.

The Company’s management is considering its options if the Company’s revenues continue to include shares of common stock of the companies for which it provides surety guarantee services. In this regard, the Company’s management, in consultation with the Company’s board, is in the process of evaluating the implications of registering the Company under the 1940 Act. If the Company’s board determines to register the Company as an investment company, the Company will be required to file a registration statement under the 1940 Act. If the Company’s board determines not to seek registration, then the Company may take steps to reduce the percentage of its assets represented by investment securities. In this case, the Company would seek to dispose of the CHCG, UTVG and HSYT shares and the March 2006 Loan as soon as practicable. However, the Company may be unable to sell some or all of the CHCG, UTVG and HSYT shares or dispose of the March 2006 Loan due to the inability to locate a suitable buyer, or may have to sell some or all of the CHCG, UTVG and HSYT shares or dispose of the March 2006 Loan at prices below what the Company believes to be their fair market value. The Company also may incur significant tax liabilities when selling or disposing of these securities. The Company may also reduce the percentage of its assets represented by investment securities by acquiring non-investment security assets. However, if the Company decides to acquire non-investment security assets, the Company may not be able to identify and acquire suitable assets and businesses or the terms on which the Company is able to acquire such assets may be unfavorable. Notwithstanding the foregoing, to the extent the Company continues to receive securities as payment for its surety guarantee services or the Company’s board determines to register the Company as an investment company under the 1940 Act, it may have the effect of increasing the percentage of the Company’s assets that are investment securities or subject the Company to additional regulation under the 1940 Act or both.

To the extent the Company seeks to avoid being deemed an “investment company”, the Company will seek to implement its business plan in a manner that will not cause it to be deemed to be in the business of investing, reinvesting, owning, holding, or trading in securities. The Company does not make direct investments in securities, but, as noted above, it may receive securities as payment for its surety guarantee services. If the Company determines that it needs to take steps to avoid being deemed an “investment company”, the Company may seek to sell any securities it holds (and any additional  securities it receives in the future as payment for its surety guarantee services) as soon as reasonably practicable. However, the sale of some of these securities may be restricted (including without limitation, CHCG, UTVG and HSYT) or there may not be enough liquidity in the market to dispose of the securities. Therefore, to the extent the securities appreciate or depreciate prior to their sale, the Company may experience investment income or loss. Regardless, if the Company is seeking to avoid being deemed an “investment company” and having to register as such, the Company will seek to monitor such appreciation or depreciation so that the Company will not be deemed to be in the business of investing, reinvesting, owning, holding, or trading in securities. However, there can be no guarantee that the Company will be successful in this endeavor, particularly if there is substantial appreciation of the securities.

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

CHINA FINANCE, INC. (Registrant)

Date: November 14, 2006	By: /s/ Zhiyong Xu
Name: Zhiyong Xu Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 14, 2006	By: /s/ Liang Liao
Name: Liang Liao Title: Chief Financial Officer (Principal Financial Officer)