Form 10KSB
period 2006-12-31
CHINA FINANCE, INC.
filed 2007-04-11
CIK 1123440

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended: December 31, 2006
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______ to ______

Commission File No. 333-46114

China Finance, Inc.
(Exact name of issuer in its charter)

Utah	87-0650976
(State of Incorporation)	(I.R.S. Employer I.D. No.)

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
YES ☐ NO ☒

The issuer’s revenues for the year ended December 31, 2006 were $5,486,647.

The aggregate market value of the common stock, par value $0.001 per share, held by non-affiliates of the issuer was approximately $80,740,441.60 based on the closing bid price of $1.40 per share of common share as reported by the OTC Bulletin Board on March 1, 2007. As of March 1, 2007, there were 57,671,744 shares of the issuer’s common stock outstanding

The following documents are incorporated by reference: None.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I

Certain statements made in this annual report on Form 10-KSB by China Finance, Inc. (the “Company,” “we,” “us,” or “our”) may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words “anticipate,” “believe,” “expect,” “intend”, “estimate,” “project,” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including growth in market share and statements expressing general optimism about future operating results are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and the Company’s present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of these risks and uncertainties, see the section of this report entitled “Risk Factors”.

ITEM 1.    DESCRIPTION OF BUSINESS

Background and General

The Company’s principal business is providing financial support and services - primarily in the form of surety guarantees or short-term loans - to privately owned small and medium sized enterprises in China (“SMEs”) when they seek access to capital or to be acquired by a United States reporting company. In a typical transaction, the Company provides surety guarantee services that seek to reduce or eliminate the financial risks associated with the substantial expenses an SME incurs in pursuing a merger or other transaction with a U.S. reporting company or otherwise seeking entry into the U.S. capital markets system.

The Company is a Utah corporation with its principal place of business in New Jersey; however, the Company provides its services through its wholly-owned subsidiary, Shenzhen Hua Yin Guaranty and Investment Limited Liability Corporation (“SHY”), which is located in the Shenzhen region of China. Shenzhen has been designated as one of the three high-tech development centers, along with Shanghai and Beijing, and, with a population of about 53 million, Shenzhen has become a manufacturing and exporting center in China, specializing in technology. We believe that SHY’s location in this fast growing region of China presents the Company with unique opportunities for the development of its business.

SMEs are becoming an important part of China’s economy, and the growth of SMEs has generated a demand for capital, which we believe provides us with a significant business opportunity. In the fiscal year ended December 31, 2006, the company provided its surety guarantee services for four reverse merger transactions and made one loan. The Company did not provide any loan guarantees in 2006. In the fiscal year ended December 31, 2006, as compensation for its services, the Company received 6,830,250 shares of its clients with an aggregate value of $5,849,550 and $4,222,760 of net income from making loans and surety guarantee services.

The financial guarantee industry in China is relatively new but has been growing due to the lack of a standardized, easily accessible credit system and increasing demand for capital from China’s SMEs. Recognizing the limited financial opportunities available to SMEs, the Chinese central government created a network of credit guarantee agencies in the late 1990s under the auspices of the SME Bureau of the State Economic and Trade Commission (“SETC”). The SETC maintains a listing of the types of companies that can apply for a guarantee. After checking a company’s financial background using data provided by the State Administration for Industry and Commerce and reviewing the proposed project, a Chinese guarantee agency uses the SETC’s money to guarantee the SME’s bank loan.

Under the SETC’s criteria, we believe that only a small number of China’s SMEs actually qualify for a guarantee. We believe that the difficulty of qualifying for support under the presently established SETC criteria creates an opportunity for private financial guarantee providers to better serve SMEs in this sector.

Until March 31, 2004, when we completed a transaction that resulted in a change of control of the Company, the Company operated a business consisting of a purchase overrun and distressed merchandise resale network when it was known as Kubla Khan, Inc.

Following the March 31, 2004 transaction, the Company completed additional transactions, culminating on October 8, 2004, that resulted in our acquisition of all of the outstanding shares of Value Global International Limited, a British Virgin Islands company (“Value Global”) and its wholly-owned subsidiary, SHY (the “Acquisition”) in exchange for our issuance of shares of our common stock to each of the shareholders of Value Global (JuXiang Ruan, Top Interest International Limited, ZuHong Xu and ZaoZhen Fang). After the Acquisition, having abandoned its previous line of business, the Company determined to modify its business model to enter into the financial guarantee industry, and it is currently following that model in providing the surety guarantees, loan guarantees and loans to SMEs.

Products and Services

The financial guarantee and loan services that the Company provides through its wholly-owned subsidiary, SHY are described more fully below.

Surety Guarantees. The Company provides surety guarantee services to Chinese SMEs seeking to become publicly-traded companies in the United States by being acquired by a United States reporting company in a “reverse merger” or other M&A transaction. The surety guarantee business generates revenues through fees, which typically are based on a percentage of the transaction. Although the Company may be paid in cash for its surety guarantee services, the Company generally expects that it will receive compensation for its surety guarantee services in the form of stock from our client companies (“Payment Securities”). Our clients generally pay for our surety guarantee services with Payment Securities because they do not have sufficient cash flow at the time the services are rendered to pay for the surety guarantee services. To the extent that the Company receives Payment Securities as compensation, the Company generally allows the Payment Securities to mature in the market for a period of time (normally, about one year), then typically will strategically sell the Payment Securities taking into consideration the performance of the SME and whether the Payment Securities are accurately priced in the market. Some stock may be restricted for up to one year, so the Payment Securities that the company receives as compensation will rarely be sold before about two years from the date the Company acquires them.

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

Loans. The Company may make Loans to SMEs from time to time. In general, the Company expects its loans will typically be made to SMEs to which it has provided or will provide surety guarantee services. Loans may be made to SMEs that the Company determines have been profitable in the past and have attractive prospects for future profitability, have experienced or are experiencing or projected to experience growth, and have an attractive credit profile. To the extent Loans are made to SMEs to which the Company provides guarantee services, the Loans may be made before or after the Reverse Merger Transactions are consummated. The Company evaluates the creditworthiness of the SMEs to which it considers making loans using a number of criteria related to the strength of the SMEs management, employees, financial status and overall performance.

Marketing Strategy

We have three main focuses in our marketing strategy: (1) our push strategy, (2) our pull strategy, and (3) business development.

Push strategy. We will continue to explore our management’s existing relationships to try to capture new business.

Pull strategy. We plan to increase brand penetration in major Chinese cities to position us as a well-capitalized and leading financial services company in China. In connection with this, we plan to (i) recruit and retain talented people in the financial services industry, (ii) broaden our search for potential clients by seeking companies with diverse backgrounds by taking advantage of our established social network to reach potential clients and satisfy their specific needs, (iii) develop a very flexible operation system which will empower our employees and provide them with enough freedom to take the necessary actions with respect to our clients on a day to day basis, and (iv) increase our use of advertising to build our brand.

Business Development. In our Shenzhen office, we launched a new division of our surety guarantee business to service the rapidly growing Internet services market in China. We believe that the success of several other Chinese companies in this sector has created opportunities for additional companies to expand their presence in the U.S. As a result, we have decided to strengthen our focus on this market by adding a division dedicated to growing our Internet services client base. We are expecting a high demand for our surety guarantee services from SMEs in the Internet services industry. Part of our business development strategy includes expanding our relationships with other U.S. service providers, such as legal counsel, accounting firms and investor relations, to provide proper referrals in the U.S. aftermarket.

Payment Securities

As of December 31, 2006, the Payment Securities of the Company consisted of shares the Company has received as payment for providing surety guarantee services to five SMEs including 2,956,795 shares of China 3C Group (“CHCG”), 1,200,000 shares of Universal Travel Group (“UTVG”), 480,000 shares of Home System Group (“HSYT”), 1,669,500 shares of DiversiFax, Inc. (“DSFX”) and 3,480,750 shares of China Ivy School, Inc. (“CIVY”).

China 3C Group. The 2,956,795 shares of CHCG represent approximately a 6% interest in the current issued and outstanding common shares of CHCG. The CHCG shares were received as payment for surety guarantee services provided for CHCG’s December 21, 2005 merger transaction with Capital Future Development Limited. The closing price of the CHCG shares was $0.10 per share on December 21, 2005. As of December 31, 2006, the closing price of shares of CHCG common stock was $3.46 per share. Since the CHCG shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

Universal Travel Group. The 1,200,000 shares of UTVG represent approximately a 6% interest in the current issued and outstanding common shares of UTVG. The UTVG shares were received as payment for surety guarantee services provided for UTVG’s July 12, 2006 merger transaction with Full Power Enterprise Global Limited. The closing price of the UTVG shares was $0.60 per share on July 12, 2006. As of December 31, 2006, the closing price of shares of UTVG common stock was $0.49 per share. Since the UTVG shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

Home Systems Group. The 480,000 shares of HSYT represent approximately a 6% interest in the current issued and outstanding common shares of HSYT. The HSYT shares were received as payment for surety guarantee services provided for HSYT’s August 4, 2006 merger transaction with Oceanic International (Hong Kong) Limited. The closing price of the HSYT shares was $1.00 per share on August 4, 2006. As of December 31, 2006, the closing price of shares of HSYT common stock was $1.19 per share. Since the HSYT shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

Diversifax. The 1,669,500, shares of DSFX represent approximately a 6% interest in the current issued and outstanding common shares of DSFX. The DSFX shares were received as payment for surety guarantee services provided for DSFX’s December 10, 2006 merger transaction with Haoyuan Chemical Company Limited. The closing price of the DSFX shares was $1.10 per share on December 8, 2006. As of December 31, 2006, the closing price of shares of DSFX common stock was $1.35 per share. Since the DSFX shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

China Ivy School. The 3,480,750 shares of CIVY represent approximately a 6% interest in the current issued and outstanding common shares of CIVY. The CIVY shares were received as payment for surety guarantee services provided for CIVY’s October 12, 2006 share exchange transaction with Brighter International Limited (“BIL”). Pursuant to the share exchange agreement between CIVY and BIL shareholders, the BIL shareholders will receive 55,250,000 newly issued common shares of the Company valued at approximately USD$27,625,000 in exchange for surrendering all their ownership in BIL. Therefore, CIVY shares were valued as $0.50 per share on October 12, 2006 even though the closing price on that date was $1.50 per share. As of December 31, 2006, the closing price of shares of CIVY common stock was $0.70 per share. Since the CIVY shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

Loans

On June 30, 2005, the Company entered into a loan agreement with Shengzhen YiJinLi Technology Development Ltd. (“YiJinLi”) pursuant to which the Company loaned YiJinLi $248,000 for a period of one year at the annual rate of 5.58%. The former due date of the loan agreement with YiJinLi was accelerated from July 30, 2006 to May 1, 2006. The company was repaid in full on May 1, 2006.

The Company and Hong Kong TianYi Investment, Ltd. entered into a loan agreement on October 25, 2005. The original amount of the loan is $370,000 at the annual rate of 6% and the obligation unsecured had a term of one year, which was due on October 24, 2006. As of December 31, 2006, the loan had not been repaid; however, the full principal amount of the loan was subsequently paid in February 2007.

On March 31, 2006, the Company entered into a loan agreement with Shenzhen Kaibite Ltd. (“Kaibite”) pursuant to which the Company loaned Kaibite US$11,538,000 (RMB$90,000,000) for a period of two years at the annual interest rate of 9% (the “March 2006 Loan”). The March 2006 Loan is due on March 31, 2008. The Company will be repaid the principal together with accrued interest upon the due date. A portion of the loan with Kaibite ($2,113,634) was repaid in advance.

Client Selection Process

As part of our surety and loan guarantee business, we conduct research and background investigations of our clients. We require that our clients’ agree to satisfy financial benchmarks established by the Company, and we follow formal internal control procedures for reviewing a client’s financial statements and operations. We believe this enables us to better screen clients and accept only those clients with qualified financial performance. We also require our clients to provide collateral, such as receivables or fixed assets, to guarantee their performance.

In addition, the Company adheres to our four-step examination/approval process, which consists of:

1.    Client application and project examination. This is the initial phase of a project where we examine a potential client’s application, its business, and the industry in which it competes.

2.    Primary evaluation and due diligence. Once a potential client passes the initial examination, the Company, performs more extensive due diligence and evaluates a number of criteria including, without limitation, the potential client’s uniqueness and irreplaceability in such potential client’s industry and business area. The Company’s clients generally hold licenses to operate in their principal industry and business area required and issued by the Chinese government. Such licenses are given to only a limited number of companies in each industry, and the Company generally seeks SMEs that hold licenses in one or more business lines that are not up for renewal in the near future. The Company gets the information and data it uses to evaluate potential clients from a number of sources including, but not limited to, local governments in PRC, business forums and exhibitions, personal business contacts of Company management and personnel, and other sources. Information regarding the performance of an SME generally includes an audit of the potential client by an certified public accounting firm that analyzes the potential client’s financial situation and makes financial projections for the SME. .

The Company generally requires that these potential clients:

•	have been profitable for the last two years, and are expected to be profitable in the future;
•
are projected by the Company to have their total assets grow by more than 20% per year for the next 3-5 years as determined by the Company’s risk management team based on a review of information regarding the SME and its business;

•	had sales of more than US$5 million during the SME’s most recent fiscal year;
•	sell products and services that are used in more than one industry; and
•	are often leaders in China in the industries and business areas in which they operate.

3.    Expert Evaluation and Consultation. After the primary evaluation and due diligence phase, the Company requests that the selected clients be reviewed by the Company’s advisers, which typically include third-party accountants, lawyers and other experts in the financial guarantee business.

4.    Final Approval. Once a potential client has been through the due diligence process, the final step is approval by our CEO and Chairman of the Board.

Government Regulation

We are subject to all applicable laws, policies and regulations that govern the financial guarantee industry in China, including those adopted by China’s central bank, the People’s Bank of China (“PBOC”), which sets monetary policy and, together with the State Administration of Foreign Exchange (“SAFE”), foreign-exchange policies. According to the 1995 Central Bank law, the State Council maintains oversight of PBOC policies.

Regulations were recently promulgated by State Development and Reform Commission, or SDRC, and SAFE, that require registration with, and approval from, PRC government authorities in connection with direct or indirect offshore investment activities by individuals who are PRC residents and PRC corporate entities. These regulations may apply to the Company’s future offshore or cross-border acquisitions, as well as to the equity interests in offshore companies held by the Company’s PRC shareholders who are considered PRC residents. The Company intends to make all required applications and filings and will require the shareholders of the offshore entities in the Company’s corporate group who are considered PRC residents to make the application and filings as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. However, because these regulations are relatively new and lacking implementing rules or reconciliation with other approval requirements, it remains uncertain how these regulations and any future legislation concerning offshore or cross-border transactions will be interpreted and implemented by the relevant government authorities.

The approval criteria by SDRC agencies for outbound investment by PRC residents are not provided under the relevant SDRC regulations. Also, the criteria for registration with SAFE agencies, and whether such registration procedure is discretionary, are still uncertain as the criteria, if any, are not provided for under relevant SDRC regulations. Furthermore, there is a lack of relevant registration precedents for us to determine the registration criteria in practice. Accordingly, the Company cannot provide any assurances that we will be able to comply with, qualify under or obtain any registration or approval as required by these regulations or other related legislations. Further, we cannot assure you that our shareholders would not be considered PRC residents, given uncertainties as to what constitutes a PRC resident for the purposes of the regulation, or that if they are deemed PRC residents, they would (or would be able to) comply with the requirements. Our failure or the failure of our PRC resident shareholders to obtain these approvals or registrations may restrict our ability to acquire a company outside of China or use our entities outside of China to acquire or establish companies inside of China, which could negatively affect our business and future prospects.

As a U.S. public company, we are also subject to Federal and state securities laws.

Investment Company Act Considerations

If the Company were to be deemed an investment company, the Company would become subject to registration under and compliance with the Investment Company Act of 1940 (the “1940 Act”) unless an exclusion or safe harbor provision applied. As a consequence, the Company would be prohibited from engaging in certain activities including issuing securities as it has in the past and might be subject to civil and criminal penalties for noncompliance if it is not registered.

The Company has taken steps in the past in an effort to avoid being deemed an “investment company” under the 1940 Act. Whether or not a company is in the business of investing, reinvesting, owning, holding, or trading in securities is primarily a facts and circumstances test. Among the factors considered in making this determination are: (i) the company's historical development, (ii) its public representations of policy, (iii) the activities of its officers and directors, (iv) the nature of its present assets, and (v) the sources of its present income. While the Company, after considering these factors, does not believe that its current business plan would cause it to be in the business of investing, reinvesting, owning, holding or trading in securities, the Company, due to the nature of its current assets and income, has determined to register as an “investment company” under the 1940 Act. Previously, the Company has taken affirmative steps to avoid being deemed to be an “investment company”. For example, the Company has been relying on Rule 3a-2 under the 1940 Act (the “Transient Investment Company Rule”) for a safe harbor exemption from the definition of “investment company” under the 1940 Act because appreciation in the value of the Company’s Payment Securities and the March 2006 Loan had caused the Company’s “investment securities” to exceed 40% of its total assets (excluding cash and government securities).  A company may rely on the Transient Investment Company Rule for a period of up to one year once during any three year period.

The Company’s management has been monitoring its business, the composition of its assets, sources of its income and its business prospects and has determined that it is in the best interests of the Company and its shareholders to register as an investment company under the 1940 Act. The Company may incur significant costs to the extent that it continues to take steps to avoid investment company status and may suffer other adverse consequences if it is deemed to be an “investment company” under the 1940 Act and does not register. The Company’s securities holdings constitute “investment securities” under the 1940 Act. A company may be deemed to be an investment company if: (i) its “investments securities” exceed 40% of its total assets (excluding cash and government securities) and (ii) it is in the business of investing, reinvesting, owning, holding, or trading in securities.  Due to the value of the Company’s Payment Securities and the value of the March 2006 Loan, the Company’s “investment securities” have exceeded 40% of its total assets (excluding cash and government securities) as of December 31, 2006. Therefore, the Company may be deemed to be an “investment company” if it is deemed to be in the business of investing, reinvesting, owning, holding, or trading in securities. Because the Company’s business plan may result in the continued receipt of securities as payment for its surety guarantee services, the Company’s assets and income are likely to cause it to be deemed to be an “investment company”, and it can no longer rely on the Transient Investment Company Rule.

The Company’s management has considered the implications of registering the Company under the 1940 Act and has determined that it is in the best interest of the Company and its shareholders to register. The Company is in the process of preparing to file a registration statement under the 1940 Act, which will subject the Company to additional regulation under the 1940 Act.

Tax Implications of the Company’s Business

Taxes on profits earned by our wholly owned subsidiary, SHY, are calculated in accordance with taxation principles currently effective in the PRC. We expect that the Chinese government will continue its stable financial policy, move forward with its reform of its tax system, and continue to emphasize financial and economic efficiency. The essential aim of the tax policy of China is to sustain current stable economic and social development pace. Specifically, in terms of the reform of the tax collection policy, the principles underlying such reform include simplifying the tax system, expanding the tax foundation, lowering the tax rate, and implementing a strict collection system. These principles are aimed at immediate and efficient economic development, the development of science and technology, and economic usage of energy and resources. We expect that the Add-Value Tax system will be continued in China.

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

Competition

According to the management’s best information, there are currently a limited number of similar surety guarantee providers in the market, but, in the future, there might be other new players that enter into the surety guarantee business and compete with us, despite the intellectual and financial capital required. While there are over 200 guarantee agencies nationwide that use the SETC’s money to guarantee loans, these are primarily for the traditional loan guarantees of commercial and personal loans, not surety loan guarantees, for which there are fewer companies with which we compete in our market. However, our loan guarantee business does compete with several loan guarantee providers in the Shenzhen financial guarantee market, which are larger in size and have greater financial resources than we do. Our main competitors include the Shenzhen Small & Medium Enterprise Credit Guarantee Center, Shenzhen Zhong Ke Zhi Guarantee Group, Shenzhen High-tech Investment, Ltd, Shenzhen MinQi Financing Guarantee, Ltd., Shenzhen Real Estate Guarantee Co., Ltd, and Guoxing Investment and Gaoxin Investment and Guarantee.

Employees

As of December 31, 2006, we had 48 employees, all of which were full time employees. Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that our employee relations are good.

Risk Factors

In addition to the other information in this annual report, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects.

Risks Associated with the Company’s Primary Business

Limited Operating History. Until March 31, 2004, the Company operated a business consisting of a purchase overrun and distressed merchandise resale network. The Company abandoned this line of business in June of 2004 and on October 8, 2004, through the acquisition of Value Global and SHY, the Company entered the surety guarantee and loan guarantee business. Accordingly, there is a limited relevant operating history upon which an evaluation of the Company’s prospects and future performance can be based. There can be no assurance that the Company will be able to raise additional capital to develop its business plan, generate meaningful revenues or become a viable business. Because the Company’s markets are relatively new and constantly changing, the Company may need to change its business model frequently.

Risk of Payment of Guarantees. The Company may be obligated to pay on its surety guarantees if the underlying transactions fail to close. The Company may also be obligated to pay on its loan guarantees if a client fails to repay its loan to the bank. While the Company tries to minimize these risks by performing due diligence and financial assessments of its clients and by taking a security interest in the collateral of its clients, there can be no assurance that the Company will not have to pay on its guarantees. Furthermore, the Company cannot assure you that the collateral in which the Company has a security interest will be sufficient to cover all or a portion of the amount of the Company’s guarantees. If the Company’s clients fail to close the underlying transaction or default on their loans, the Company’s business could be materially adversely affected.

Risk of Non-Repayment of Loans. The financial status of the Company will be adversely affected if the debtor of the March 2006 Loan defaults on the loan or if any future debtor of any Loan made by the company defaults.

Competition.  Although the Company currently has few competitors, the Company expects competition to intensify in the future. The Company’s current competitors have greater capabilities and resources than the Company has. Similarly, there can be no assurance that additional competitors with greater resources than that of the Company will not enter our market in the future. The State Economic and Trade Commission (SETC) SME Bureau in China may expand their existing services to SMEs and become the Company’s competitor. If and when the Chinese government allows foreign financial institutions to enter into the financial guarantee industry in China, they may also become competitors of the Company. In the future, competitive pressures from competitors could cause the Company’s services to lose market acceptance or result in significant price erosion, which would have a material adverse effect upon the Company’s business, results of operations, or financial condition.

Dependence on Key Personnel. The Company is highly dependent on the services of Zhiyong Xu, the Company’s Chairman and Chief Executive Officer, as well as other principal members of the Company’s management team. The Company’s executives not only manage the Company’s day to day business operations but are essential to the Company’s ability to establish and maintain relationships with its customers. The Company has no “key man” life insurance policies, although it may purchase such policies in the future. Continued growth and profitability will depend upon the Company’s ability to maintain its current leadership infrastructure and recruit and retain qualified and experienced executive personnel. Competition in the Company’s industry for executive-level personnel is strong and there can be no assurance that the Company will be able to hire, motivate and retain highly effective executive employees. If the Company fails to attract, integrate and retain the necessary personnel, its ability to maintain and build its business could suffer significantly.

Limited Public Market for the Company’s Common Stock. There is currently a limited public market for the shares of the Company’s common stock. There can be no assurances that such limited market will continue or that any shares of the Company’s common stock may be sold without incurring a loss. The market price of the Company’s common stock may not necessarily bear any relationship to the Company’s book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for its common stock in the future. Further, the market price for the Company’s common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

Low-Priced Stocks. The Company’s common stock is currently listed for trading on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which make it more difficult for the Company’s shareholders to conduct trades. It may also make it more difficult for the Company to obtain future financing. Further, the Company’s securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stocks” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for the Company’s securities. Because the Company’s securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of the Company’s securities. Further, for companies whose securities are traded in the over-the-counter market, it is more difficult to obtain accurate quotations and to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies.

No Dividends. The Company has not paid any dividends on its common stock to date and there are no plans for paying dividends on its common stock in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the execution of its business plan. The Company does not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until the Company has funds, which our board of directors determines can be allocated to dividends.

PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating company, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions. Substantially all of our operations are conducted through our PRC operating company, SHY. The ability of our PRC operating company to make dividend and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. For example, under the SAFE regulations discussed above, the foreign exchange activities of our present or prospective PRC subsidiaries are conditioned upon the compliance with the SAFE registration requirements by the shareholders of our offshore entities who are PRC residents. Failure to comply with these SAFE registration requirements may substantially restrict or prohibit the foreign exchange inflow to and outflow from our PRC subsidiaries, including, remittance of dividends and foreign currency denominated borrowings by these PRC subsidiaries. In addition, our PRC operating company is required, where applicable, to allocate a portion of its net profit to certain funds before distributing dividends, including at least 10% of its net profit to certain reserve funds until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating company is also required, where applicable, to allocate an additional 5% to 10% of its net profits to a statutory common welfare fund. The net profit available for distribution from our PRC operating company is determined in accordance with generally accepted accounting principles in China, which may materially differ from a determination performed in accordance with U.S. GAAP. As a result, we may not receive sufficient distributions or other payments from this entities to enable us to make dividend distributions to our shareholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable.

Risks Associated With Doing Business In China. Changes in the political and overall economic conditions of China, which are outside the control of management, could have a material adverse effect on the Company’s business, operating results and financial condition. The Company has historically conducted transactions with customers outside the United States in United States dollars. Payroll and other costs of foreign operations are payable in foreign currencies, primarily Hong Kong dollars and Chinese Renminbi. To the extent future revenue is denominated in foreign currencies, the Company would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on the Company’s business, financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our international operations.

Risks Associated with China’s Economic, Political and Social Conditions. Substantially all of the Company’s operations and assets are located in China, and substantially all of its net revenue is derived from its operations in China. Accordingly, the Company’s results of operations and future prospects are subject to economic, political and social developments in China. In particular, the Company’s results of operations may be adversely affected by:

•	Changes in China’s political, economic and social conditions;
•	changes in policies of the government or changes in laws and regulations, or the interpretation of laws and regulations;
•	changes in foreign exchange regulations;
•	measures that may be introduced to control inflation, such as interest rate increases; and
•	changes in the rate or method of taxation.

The PRC’s economy has historically been a planned economy. The majority of productive assets in China are still owned by various levels of the PRC government. In recent years the government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the economy and a high level of management autonomy. Such economic reform measures may be inconsistent or ineffectual, and the Company may not benefit from all such reforms. Furthermore, these measures may be adjusted or modified, possibly resulting in such economic liberalization measures being applied inconsistently from industry to industry, or across different regions of the country.

In the past twenty years, China has been one of the world’s fastest growing economies in terms of gross domestic product, or GDP. This growth may not be sustainable. Moreover, a slowdown in the economies of the United States, the European Union and certain Asian countries may adversely affect economic growth in China which depends on exports to those countries. The Company’s financial condition and results of operations, as well as its future prospects, would be materially and adversely affected by an economic downturn in China.

The legal system in China has inherent uncertainties that may limit the legal protections available to you as an investor or to us in the event of any claims or disputes with third parties. The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available to our shareholders and to us in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Internal political risks. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the Company’s business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. In addition, the Chinese government could enact laws which restrict or prohibit the Company from conducting its surety and loan guarantees.

Risks Associated with Effecting Service of Legal Process and Enforcing Judgments Against Us and Our Management. Substantially all of our operations and assets are located in China. In addition, most of our directors and executive officers named in this document reside within China, and many of the assets of these persons are also located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these directors or executive officers or some of the experts named in this document, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, management has been advised by the company’s PRC legal counsel that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court judgments. As a result, recognition and enforcement in China of judgments of a court of the United States or any other jurisdiction, including judgments against us or our directors or executive officers, may be difficult or impossible.

Risks Related to Limitations on the Liability of our Directors to our Shareholders. Our articles of incorporation provide, as permitted by governing Utah law, that our directors shall not be personally liable to our stockholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. Our bylaws require us to provide mandatory indemnification of directors to the fullest extent permitted by Utah law, except for matters arising under the securities laws of the United States. Further, we may elect to adopt forms of indemnification agreements to cover directors and officers. These provisions and agreements may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of us against a director.

Risks Associated with Payment Securities.

To the extent the Company receives Payment Securities as payment for the performance of surety guarantee services, the financial status of the Company will be affected by the volatility of these securities for as long as they are held by the Company. You may lose money on your investment in the Company if the value of the Payment Securities declines. The risks affecting the value of the Payment Securities are described below:

Market risk. Stock prices are volatile. Market risk refers to the risk that the value of Payment Securities in the Company’s portfolio may decline due to daily fluctuations in the securities markets generally. The Company’s financial performance will change periodically based on many factors that may generally affect the stock market, including fluctuation in interest rates, national and international economic conditions and general equity market conditions. In a declining stock market, stock prices for all companies (including those in the Company’s portfolio) may decline, regardless of their long-term prospects.

Geographic concentration in China. The Chinese economy is generally considered an emerging and volatile market. Prices for Payment Securities may be very sensitive to adverse political, economic, or regulatory developments in China and other Asian countries, and may experience significant losses in such conditions. China’s central government has historically exercised substantial control over the Chinese economy through administrative regulation and/or state ownership. Despite economic reforms that have resulted in less direct central and local government control over Chinese businesses, actions of the Chinese central and local government authorities continue to have a substantial effect on economic conditions in China. These activities, which may include central planning, partial state ownership of or government actions designed to substantially influence certain Chinese industries, market sectors or particular Chinese companies, may adversely affect the companies whose securities the Company holds. Government actions may also affect the economic prospects for, and the market prices and liquidity of, the Payment Securities. In addition, currency fluctuations, monetary policies, competition, social instability or political unrest may adversely affect economic growth in China. The Chinese economy and Chinese companies may also be adversely affected by regional security threats, including those from Taiwan and North Korea, as well as adverse developments in Chinese trade policies, or in trade policies toward China by countries that are trading partners with China.

Government relationships risk. While companies in China may be subject to limitations on their business relationships under Chinese law, these laws may not be consistent with certain political and security concerns of the U.S. As a result, Chinese companies may have material direct or indirect business relationships with governments that are considered state sponsors of terrorism by the U.S. government, or governments that otherwise have policies in conflict with the U.S. government (an “Adverse Government”). If the clients of the Company whose Payment Securities the Company holds have or develop a material business relationship with an Adverse Government, then the Company will be subject to the risk that these companies’ reputation and price in the market will be adversely affected.

Risk of Loss of Chinese Business License. As mentioned above in “Overview of the Company’s Business - Investment Objectives and Policies”, the SMEs that the Company selects as clients for its surety guarantee services and, therefore, the SMEs whose Payment Securities the Company holds, are generally leaders in their respective industries. One factor in this industry leadership is the fact that the Chinese government only issues a limited number of business licenses in any given industry, so, as long as the SME maintains its license, it is likely to remain near the top of the industry. However, business licenses are only valid for a limited term, and it is up to the discretion of the Chinese government to renew a license. Licenses may not be renewed for any reason or no reason; therefore, there is a risk that an SME will lose its license in the future, which would prevent the SME from carrying on its business and cause it to lose money or even dissolve. As a result, the loss of a business license would have a significant adverse effect on the value of the Payment Securities held by the Company of such an SME.

Small company risk. The Company may hold Payment Securities of smaller companies. Stocks of smaller companies may have more risks than those of larger companies. In general, smaller companies have less experienced management teams, serve smaller markets, and find it more difficult to obtain financing for growth or potential development than larger companies. Due to these and other factors, small companies may be more susceptible to market downturns, and their stock prices may be more volatile than those of larger companies.

Business and sector risk. From time to time, a particular set of circumstances may affect a particular industry or certain companies within an industry, while having little or no impact on other industries or other companies within the industry. For instance, economic or market factors; regulation or deregulation; and technological or other developments may negatively impact all companies in a particular industry. To the extent the Company invests heavily in a particular industry that experiences such a negative impact, the Company’s portfolio will be adversely affected.

Interest rate risk. Increases in interest rates typically lower the present value of a company’s future earnings stream. Since the market price of a stock changes continuously based upon investors’ collective perceptions of future earnings, stock prices will generally decline when investors anticipate or experience rising interest rates.

Issuer risk. The value of an individual security or particular type of security can be more volatile than the market as a whole and can perform differently from the value of the market as a whole.

Private investments risk. The Company’s involvement in the reverse merger transactions will be subject to a number of risks because the Payment Securities will often be illiquid securities for which there is no public market. Illiquid securities are subject to risks of potential delays in resale and uncertainty in valuation. The Company values illiquid securities using its fair value procedures (described below) but there can be no assurance that (i) the Company will determine fair value for a private investment accurately; (ii) that the Company will be able to sell private securities for the fair value determined by the Company; or (iii) that the Company will be able to sell such securities at all.

ITEM 2.    DESCRIPTION OF PROPERTY

We rent office space under three operating leases, which the Company believes are sufficient to meet its needs. Two leases are related to SHY. Beginning in May 1, 2004, we leased office space located at Shenzhen Central Business Tower 1506-1508 and 1509, Fuhua Yi Road, Futian, Shenzhen City, PRC under two leases for a total of $2,435 (equivalent to RMB20, 121.20) per month. These two leases had a term of three years from May 1, 2004 to April 30, 2007; however, these two leases were terminated in February 2006 when we changed office space.  In February 2006, SHY entered into two new three year lease agreements, under which its monthly lease payments will be $7,799 (RMB60,832) and $6,915 (RMB53,942). The term of the new leases are January 1, 2006 through January 1, 2009 and April 1, 2006 through March 31, 2009, respectively.  The new office space is located at Anlian Building, Suite A-15, 2222 Jintian Road, Futian District, Shenzhen City, PRC.

The third lease is for our office in the United States located at 111 Pavonia Avenue, Suite 615, Jersey City, New Jersey 07310. This is a one year lease with a rent of $4,263 per month. The lease is renewable every year. Rent expenses for the years ended December 31, 2006 and 2005 was approximately $198,000 and $84,202, respectively for all three leases combined.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2006, no matters were submitted to a vote of our security holders.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of December 31, 2006, our authorized capital stock consisted of 100,000,000 shares of common stock, par value $0.001 per share, 57,671,744 shares of common stock were issued and outstanding and there were 58 record holders of our common stock. Our transfer agent is Colonial Stock Transfer Company, 66 Exchange Place, Salt Lake City, Utah, 84111.

Our common stock is traded on the OTC Bulletin Board under the symbol “CHFI.OB.” The following table sets forth, for the periods indicated, the high and low bid price for our common stock as reported on such quotation system, which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ending:	High	Low
2005
March 31, 2005	$ 2.50	$ 0.95
June 30, 2005	$ 1.01	$ 0.30
September 30, 2005	$ 0.45	$ 0.3
December 30, 2005	$ 0.51	$ 0.33
2006
March 31, 2006	$ 1.01	$ 0.35
June 30, 2006	$ 0.90	$ 0.90
September 30, 2006	$ 0.75	$ 0.51
December 31, 2006	$ 0.98	$ 0.98
2007
March 31, 2007	$1.15	$1.12

We have not declared or paid dividends on our common stock to date and intend to retain future earnings, if any, for use in our business for the foreseeable future.

Equity Compensation Plan Information

See “Item 11. Security Ownership of Certain Beneficial Owners and Management” for the aggregate information regarding our equity compensation plans in effect on December 31, 2006.

Recent Issuances of Unregistered Securities

None.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General and Trend Information

The Company’s revenues are generated primarily from two guarantee services: surety guarantees and loan guarantees. The Company’s revenue for the year ended December 31, 2006 and 2005 were $5,486,647 and $397,110, respectively. There are several principal factors affecting the revenue and financial status of the Company:

1.    The Company’s overall financial status and revenue will be affected by the ability of the Company to find suitable candidates for its surety guarantee and loan guarantee services.

2.    The overall financial status and revenue of the Company will be adversely affected if its clients default on loans guaranteed by the Company, or if the transactions guaranteed by the Company pursuant to its surety services fail to be completed.

3.    The financial status of the Company will be adversely affected if the debtor of the March 2006 Loan defaults on the loan.

4.    To the extent the Company receives securities as payment for the performance of surety guarantee services, the financial status of the Company will be affected by the volatility of these securities for as long as they are held by the Company.

With the increasing difficulty of obtaining both indirect and direct financing in China, an increasing number of Chinese SMEs, especially private enterprises, opt to go overseas to become publicly-traded companies. If this trend holds true, the Company may experience an increase in the number of surety guarantee clients it serves, and, subsequently, a growth in its revenues and income from its surety guarantee business.

As discussed above, there are currently a limited number of similar surety guarantee providers in the market, but, in the future, there might be other new players that enter into the surety guarantee business and compete with us despite the high intellectual and financial capital required. Currently, our loan guarantee business does compete with several loan guarantee providers in the Shenzhen financial guarantee market, which are larger in size and have greater financial resources than we do. In order to better compete, the Company has determined to allocate additional resources toward evaluating additional loan guarantee customers and expanding the loan guarantee business.

As discussed above, the Company’s management is monitoring and evaluating the Company’s status under the 1940 Act, and the Company is in the process of preparing to register under the 1940 Act.

Net Revenue

The revenue for the periods were derived primarily from making loans and our loan guarantees and surety guarantee transactions. The difference in revenues between the two periods is attributable to an increase in the surety guarantee business (i.e. the UTVG, HSYT, CIVY, DSFX transactions). The company recognized $4,799,025 of revenue from these four surety guarantee transactions. This surety guarantee revenue is unrealized revenue and is based on the value of the Payment Securities, which are thinly traded. The selection of the SMEs to which we provide our surety guarantee services is the principal factor affecting the Company’s revenue, especially when the value of the SME is underestimated.

Operating Expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of administrative fees, professional fees, payroll costs and travel expenses. SG&A was $1,259,908 the year ended December 31, 2006 as compared to $764,077 the year ended December 31, 2005. The Company incurred these SG&A in connection with executing our business plan. The Company is subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. The causes of the increase in SG&A include advertising expenses, leasehold improvements, amortization increases and the depreciation of the Company’s automobile.

The Company may incur significant costs to the extent that it continues to take steps to avoid investment company status and may suffer other adverse consequences if it is deemed to be an “investment company” under the 1940 Act and does not register. The Company’s management has determined that it is in the best interests of the Company and its shareholders to register as an investment company under the 1940 Act, and the Company is in the process of preparing to register under the 1940 Act.

Net Income (loss)

Net income for the year ended December 31, 2006 and 2005 were $4,222,760 and ($4,149,379), respectively. The increase in net income in 2006 is attributable to an increase in revenue from the surety guarantee business (i.e. the UTVG, HSYT, CIVY, DSFX transactions).

 Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $53,674 as compared to $11,331,650 as of December 31, 2005. Cash flow from operating activities was (9,484,384) for the year ended December 31, 2006 as compared to ($888,773) for the same period in 2005.

We expect that our cash and cash equivalents will be sufficient to satisfy our cash requirements for the next twelve months because (i) we anticipate being able to sell our CHCG Payment Securities; (ii) we plan to collect on the March 2006 Loan; and (iii) if needed, we could obtain a line of credit from a bank. In the long run, our liquidity will be dependent on our successful execution of our business plan, receipt of revenues, and additional infusions of capital through equity and debt financing. Any funds raised from an offering of our equity or debt will be used to continue to develop and execute our business plan. However, there can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all.

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

The recently adopted SEC Release No. 33-8098 requires us to identify accounting estimates we make in applying our accounting policies and any accounting policy that we adopt that has a material impact on our financial presentation. Under the first part of the proposals, we would have to identify the accounting estimates reflected in its financial statements that required us to make assumptions about matters that were highly uncertain at the time of estimation. Disclosure about those estimates would then be required if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company's financial condition, changes in financial condition or results of operations. Our disclosure about these critical accounting estimates would include a discussion of: the methodology and assumptions underlying them; the effect the accounting estimates have on our financial presentation; and the effect of changes in the estimates. Under the second part of the proposals, if we were to adopt an accounting policy that would materially impact our financial disclosures, we would have to disclose certain information with respect to such newly adopted accounting policy, including: the accounting principle adopted and method of applying it; the reasons giving rise to the adoption; the impact of the adoption; and the choices of accounting principles that the Company examined.

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

We did not have any non-contingent or contingent guaranty obligations as of December 31, 2006 requiring recognition or disclosure under FIN 45. As of December 31, 2006, we have guaranteed the timely re-payment of principal and interest by one of our clients to a bank, in exchange for a fee, whereby we have placed cash on deposit with the bank equal to the full amount of the loan outstanding to the borrower. The maximum amount of exposure to us is recorded on our balance sheet as "Loans Receivable" in the accompanying financial statements.

ITEM 7.    FINANCIAL STATEMENTS

The following financial statements and the footnotes thereto are included in the section beginning on page F-1.

 (1)    Report of Independent Registered Public Accounting Firm

 (2)    Consolidated Balance Sheets

 (3)    Consolidated Statements of Operations and Comprehensive Income

 (4)    Consolidated Statements of Changes in Stockholders’ Equity

 (5)    Consolidated Statements of Cash Flows

(6)     Notes to Consolidated Financial Statements

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.        CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B.        Other Information

Not applicable.

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers as of December 31, 2006:

Name	Age	Position
Zhiyong Xu	31	Chairman, Chief Executive Officer and Director
Liang Liao	30	Chief Financial Officer and Director
Zhongping Wang	37	Director

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

None of our board members serve as board members of any other public companies. Mr. Liao and Mr. Wang plan to resign as directors of the company prior to the anticipated registration of the Company as an investment company but intend to remain officers of the Company. Mr. Xu as well as two new directors that are not “interested persons” as defined under the 1940 Act will be elected at the next annual meeting of our shareholders. Officers hold their positions at the pleasure of the Board of Directors.

Board Committees and Designated Directors

We adopted an Audit Committee charter (the “Charter”) on March 31, 2004. As of December 31, 2006, we do not have a separately-designated audit committee or a committee performing similar functions. The entire board of directors is acting as our audit committee. Accordingly, we do not have an audit committee financial expert.

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

Name/Principal Position	Fiscal Year	Salary ($)	Total Comp. ($)
Zhiyong Xu, CEO	2006	$90,000	$90,000
	2005	$72,000	$72,000
Liang Liao, CFO	2006	$48,000	$48,000
	2005	$48,000	$48,000
___________________

Option/SAR Granted During the Last Fiscal Year

None.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

None.

Executive and Director Compensation

The current members of the Board of Directors are not paid for their services as a director. Directors are reimbursed for certain approved expenses incurred in connection with Company business and for certain approved expenses incurred in connection with attendance at non-telephonic Board meetings and non-telephonic committee meetings.

In connection with their positions as officers, on October 12, 2004 and March 17, 2005, respectively, each of Messrs. Xu and Liao entered into at-will employment agreements which provide for an annual salary of $72,000 for Mr. Xu and $48,000 for Mr. Liao, subject to increase from time to time. Messrs. Xu’s and Liao’s employment agreements are for a term of three years, each subject to earlier termination. In the event either of Mr. Xu, or Mr. Liao is terminated for good cause or an involuntary termination, which includes the officer resigning and a change-in-control of the Company, such officer's employment agreement terminates, and he is not entitled to any other compensation or benefits.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 9, 2007, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group.

Name	Number of Shares	Percentage of Shares
Juxiang Ruan Xinglian Industrial Park Pingxin Road Pinhu Town, LongGang District Shenzhen, Guangdong 518112, P.R. China	16,709,480	29.0%
Zuhong Xu (1) c/o China Finance, Inc. Shenzhen Central Business Tower 1706-1709 Fuhua Yi Road Futian, Shenzhen, Guangdong 51800, P.R. China	8,667,800	15.0%
Top Interest International Limited 21/F CitiGroup Tower No.33 Huayuan Shiqiao Road Pudong, Shanghai, P.R. China	7,742,250(1)	13.4%

China U.S. Bridge Capital Limited 16/F UNIT05B Convention Plaza Office Tower 1 Harbor Road Wan Chai HongKong, P.R. China.	5,700,000(2)	9.88%
Shenzhen Li Gao Fa Electronics Limited 16/F UNIT05B Convention Plaza Office Tower 1 Harbor Road Wan Chai HongKong, P.R. China	5,180,000(3)	9.0%
Cede & Co. c/o The Depository Trust Company 55 Water Street 2SL New York, New York 10041	3,412,420	5.92%
Xuemei Fang 202C Yu Luan Wanke City Garden Ziang Mei Rd Shenzhen, Guangdong 518034, P.R. China	3,000,000	5.2%
Officers and Directors as a Group	None	None

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

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Kubla Khan, Inc. 2004 Equity Incentive Plan, which is our only equity compensation plans in effect as of the date hereof:
Plan category	Number of securities to be issued upon exercise of outstanding options/warrants	Weighted- average exercise price of outstanding options/warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	5,070,000	$0.10	-
Total	5,070,000	$0.10	-

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.     EXHIBITS AND ANNUAL REPORTS ON FORM 8-K

(a)	Financial Statements (included in Part II of this annual report):

 (1)    Report of Independent Registered Public Accounting Firm

 (2)    Consolidated Balance Sheets

 (3)    Consolidated Statements of Operations and Comprehensive Income

 (4)    Consolidated Statements of Changes in Stockholders’ Equity

 (5)    Consolidated Statements of Cash Flows

 (6)    Notes to Consolidated Financial Statements

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Rotenberg & Co., LLP billed us $33,000 and $19,750, in the aggregate, for professional services rendered by it for the fiscal years ended December 31, 2006 and December 31, 2005, respectively, which was for the audit of our annual financial statements for each of these fiscal years and the review of the interim financial statements included in our Form 10-QSBs.

Audit-Related Fees

There are no other aggregate fees billed in either of the last two fiscal years for other audit related services.

Tax Fees

The aggregate fees for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $2,000, which was paid to Rotenberg & Co., LLP during the fiscal year ended December 31, 2006. The Company did not pay any fees to Rotenberg & Co., LLP for professional services related to tax compliance and tax advice during the fiscal year ended December 31, 2005.

All Other Fees

Rotenberg & Co., LLP did not provide any products or render any professional services other than those covered above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees” during the fiscal years ended December 31, 2006 or December 31, 2005.

As described above, our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve, in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures. During the fiscal year ended December 31, 2006, 100% of all audit, audit-related, tax and other services performed by Rotenberg & Co., LLP were approved, in advance, by our entire board of directors acting as our audit committee. Rotenberg & Co., LLP was our principal auditor and no work was performed by persons outside of this firm.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FINANCE, INC. (Registrant)
Date: April 10, 2007	By:/s/ Zhiyong Xu Name: Zhiyong Xu Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: April 10, 2007	By:/s/ Liang Liao Name: Liang Liao Title: Chief Financial Officer (Principal Financial Officer)

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

CONSOLIDATED FINANCIAL STATEMENTS
AT
DECEMBER 31, 2006

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Finance, Inc. and Subsidiaries
(A Utah Corporation)
Jersey City, New Jersey

We have audited the accompanying consolidated balance sheets of China Finance, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
April 10, 2007

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005

ASSETS

Current Assets
Cash and Cash Equivalents	$53,674	$11,331,650
Marketable Securities	16,080,061	295,680
Receivable from sale of marketable securities	—	580,481
Loans Receivable - Current Portion	396,336	622,136
Prepaid Expenses	53,398	133

Total Current Assets	16,583,469	12,830,080

Property, Plant and Equipment - Net	479,328	8,751
Loans Receivable - Long Term	10,094,596	—
Real Estate Held for Investment	1,350,799	—
Other Assets	29,428	—

Total Assets	$28,537,620	$12,838,831

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued Expenses	$71,164	$35,638
Other payable	16,436	—

Total Current Liabilities	87,600	35,638

Stockholders’ Equity
Common Stock - 100,000,000 Shares Authorized; Par Value $.001;
57,671,744 Issued and Outstanding in December, 31, 2006 and 2005	57,672	57,672
Additional Paid-In Capital	13,078,373	13,078,373
Retained Earnings (Accumulated Deficit)	3,579,182	(643,578)
Accumulated Other Comprehensive Income	11,734,793	310,726

Total Stockholders’ Equity	28,450,020	12,803,193

Total Liabilities and Stockholders’ Equity	$28,537,620	$12,838,831

The accompanying notes are an integral part of these financial statements.

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the year ended December 31,	2006	2005

Revenue	$5,486,647	$397,110

Operating Expenses
General and Administrative	1,259,908	639,077
Professional Fees	—	125,000

Total Operating Expenses	1,259,908	764,077

Operating Income (Loss)	4,226,739	(366,967)

Other Income (Loss)
Loss on the sale of Marketable Securities	—	(3,782,412)
Loss on the sale of Property, Plant and Equipment	(3,979)	—

Net Income (Loss) Before Provision for Income Taxes	4,222,760	(4,149,379)

Provision for Income Taxes	—	—

Net Income (Loss)	4,222,760	(4,149,379)

Other Comprehensive Income (Loss)
Unrealized Gains on Marketable Securities	11,007,556	—
Reclassification adjustment for loss included in Accumulated Other Comprehensive Income-CHID	—	1,129,402
Foreign Currency Translation	416,511	310,726

Comprehensive Income	$15,646,827	$(2,709,251)

Earnings Per Share
Basic and Diluted	$0.07	$(0.07)

Weighted Average Shares Outstanding
Basic and Diluted	57,671,744	57,671,744

The accompanying notes are an integral part of these financial statements.

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

				Retained	Accumulated
	Number of		Additional	Earnings	Other	Total
	Common	Common	Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit)	Income (Loss)	Equity

Balance - December 31, 2004	57,671,744	$57,672	$13,078,373	$3,505,801	$(1,129,402)	$15,512,444

Net Loss for the Year	—	—	—	(4,149,379)	—	(4,149,379)

Other Comprehensive Income: Reclassification adjustment for Loss Included in Accumulated Other Comprehensive Income—CHID	—	—	—	—	1,129,402	1,129,402
Foreign Currency Translation Adjustments					310,726	310,726

Balance - December 31, 2005	57,671,744	$57,672	$13,078,373	$(643,578)	$310,726	$12,803,193

Net income for the Year	—	—	—	4,222,760	—	4,222,760

Other Comprehensive Income: Unrealized Gains on Marketable Securities	—	—	—	—	11,007,556	11,007,556
Foreign Currency Translation Adjustments					416,511	416,511

Balance - December 31, 2006	57,671,744	$57,672	$13,078,373	$3,579,182	$11,734,793	$28,450,020

The accompanying notes are an integral part of these financial statements.

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,	2006	2005
Cash Flows from Operating Activities
Net Income (Loss)	$4,222,760	$(4,149,379)
Non-Cash Revenue and Expenses
Receipt of Marketable Securities for Services Rendered	(4,776,825)	(295,680)
Depreciation and Amortization	68,105	11,492
Foreign Exchange Transaction Loss	—	11,000
Loss on Sale of Marketable Securities	—	3,782,412
Loss on Sale of Property, Plant and Equipment	3,979	—
Changes in Operating Assets and Liabilities
Loans Receivable	(9,553,060)	(374,136)
Other Receivable	580,481	—
Prepaid Expenses	(80,426)	1,426
Deferred Compensation	—	125,000
Accounts Payable	—	(1,815)
Accrued Expense	34,446	6,611
Deferred Revenue	—	(5,704)
Other Payable	16,156	—

Net Cash Flows from Operating Activities	(9,484,384)	(888,773)

Cash Flows from Investing Activities
Proceeds from Sale of Marketable Securities	—	414,752
Proceeds from Sale of Property, Plant and Equipment	50,932	—
Purchase of real estate	(1,316,661)	—
Leasehold improvement	(198,909)	—
Acquisition of Property, Plant and Equipment	(383,774)	—

Net Cash Flows from Investing Activities	(1,848,412)	414,752

Cash Flows from Financing Activities	—	—

Effect on Change of Exchange Rate	54,820	292,684

Change in Cash and Cash Equivalents	(11,277,976)	(181,337)

Cash and Cash Equivalents - Beginning of Year	11,331,650	11,512,987

Cash and Cash Equivalents - End of Year	$53,674	$11,331,650

Supplementary Cash Flow Disclosures:
Interest Paid	$—	$—
Taxes Paid	$—	$—

Supplemental Disclosures of Non-cash Investing and Financing Activities:
Sale of Marketable Securities	$—	$580,481

The accompanying notes are an integral part of these financial statements.

CHINA FINANCE, INC. AND SUBSIDIARIES
Jersey City, New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A -	Organization and Principal Activities

China Finance, Inc. (the “Company”) was incorporated on March 28, 2000 in the state of Utah, and its principal office is in Jersey City, New Jersey.

The Company’s principal business, which is primarily conducted through its wholly-owned subsidiary Shenzhen Hua Yin Guaranty and Investment Limited Liability Corporation (“SHY”), is (i) providing surety guarantees for privately-owned small and medium enterprises (“SMEs”) in the People’s Republic of China’s (“PRC” or “China”) entering into transactions whereby the SME will be acquired by a publicly-traded United States reporting company in a “reverse merger” or other merger and acquisition (“M&A”) transaction; (ii) providing loan guarantees to assist SMEs and individuals in the PRC in obtaining loans from Chinese banks for business operations and/or personal use; and (iii) making direct loans to SMEs for business operations.

Note B -	Summary of Significant Accounting Policies

Principals of Consolidation
The consolidated financial statements include the accounts of China Finance, Inc. and its wholly owned subsidiaries Value Global International Limited (“Value Global”) and SHY. All significant intercompany accounts have been eliminated.

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

Depreciation is calculated on a straight-line basis over the lesser of the estimated useful life of the assets and lease terms. The estimated useful lives are:

Electronic Equipment	5 Years
Furniture and Fixtures	5 Years
Automobile	10 Years
Leasehold Improvements	Term of Lease or Useful Life

Fair Value of Financial Instruments
The Company's financial instruments include cash, receivable from sale of marketable securities, loans receivables, and accrued expenses at December 31, 2006 and 2005. The carrying values of the financial instruments approximate their fair value due to their relatively short-term nature.

Income Taxes
Taxes on profits earned by its wholly owned subsidiary, SHY, are calculated in accordance with taxation principles currently effective in the PRC. The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

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

Profits from the surety guarantee transactions are deemed to have been earned by Value Global and, accordingly, are subject to tax under the British Virgin Islands taxation principles. However, if profits from this subsidiary are transferred to the U.S. parent corporation, those profits may become subject to U.S. taxation.

Under the U.S. federal income tax law, the income of SHY is generally not taxed in the U.S. until those profits are repatriated to the U.S. through dividends. Dividends paid by SHY to the Company are taxable in the U.S. in the year paid. The Company may be entitled to a foreign tax credit against its U.S. income tax liability in an amount equal to the foreign taxes paid by SHY, subject to certain limitations contained in the Code.

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

Advertising Cost
The advertising cost was expensed when incurred and included in the General and Administrative expenses. The Company incurred about $123,000 and $0 advertising expenses in 2006 and 2005, respectively.

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

Foreign Currency Translation and Transaction
The accompanying financial statements are presented in the United States dollars (US$). The functional currency of SHY is the Renminbi (RMB). The financial statements are translated into the United States dollars from the RMB at year-end exchange rate as to assets and liabilities and weighted average exchange rate as to revenues and expenses. Foreign currency cash flows are translated at the weighted average exchange rate in effect during the period due to the minimal fluctuation in the currency exchange rates during the period. Management believed that substantially the same results would be derived if foreign cash flows were translated at the rates in effect at the time of the cash flows. Capital accounts are translated at their historical exchange rate when the capital transactions occurred. Foreign currency translation gains and losses, if any, are included in the Consolidated Statements of Operations and Comprehensive Income as a component of other comprehensive income.

Foreign currency transaction losses resulting from exchange rate fluctuations denominated in a currency other than the functional currency totaled approximately $22,700 and $11,000 for the years ended December 31, 2006 and 2005, respectively, and are included in General and Administrative Expenses in the accompanying consolidated statements of operations and Comprehensive Income.

December 31,		2006	2005

Year End 1	US Dollar =	7.800 RMB	8.065 RMB
Weighted Average	1 US Dollar =	7.964 RMB	8.181 RMB

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
During the year ended December 31, 2006, a substantial portion of the Company’s guarantee service revenue was provided to four customers─ Universal Travel Group (“UTVG”), Home System Group (“HSYT”), DiversiFax, Inc. (“DSFX”) and China Ivy School, Inc. (“CIVY”).

During the year ended December 31, 2006, a substantial portion of the Company’s loans receivable was from Shenzhen Kaibite Ltd. (about $10 million).

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

Revenue Recognition
The Company operates in two primary business segments:

Surety Guarantees
The Company provides surety guarantee services to Chinese SMEs seeking to become publicly-traded companies in the United States by being acquired by a United States reporting company in a “reverse merger” or other M&A transaction. The Company provides contractual guarantees which help to ensure the successful fulfillment of the reverse merger or other M&A transaction. The surety guarantee business generates revenues through fees, which typically are based on a percentage of the transaction. Although the Company may be paid in cash for its surety guarantee services, the Company generally expects that it will receive compensation for its surety guarantee services in the form of stock from our client companies (“Payment Securities”). To the extent that the Company receives Payment Securities as compensation, the Company generally allows the Payment Securities to mature in the market for a period of time (normally, about one year), then typically will strategically sell the Payment Securities taking into consideration the performance of the SME and whether the Payment Securities are accurately priced in the market. Some stock may be restricted for up to one year, so the Payment Securities that the company receives as compensation will rarely be sold before about two years from the date the Company acquires them.

The Company determines the surety guarantee revenue by multiplication of the Payment Securities and the fair market value per share. Also the Company recognizes the surety guarantee revenue when the service has been performed and payment can be reasonably estimated.

Loan Guarantees and Loans

The Company also provides guarantees to SMEs and individuals obtaining loans from Chinese banks for their business operations and/or personal use. In exchange for the Company’s guarantee services, the borrower pays the Company a certain percentage of the loan amount as an upfront loan guarantee fee. Loan maturities for loans guaranteed by the Company generally range from one to five years, and are secured by various forms of collateral pledged by the borrower. Fees received are accrued as revenue over the term of the loan on a straight line basis. Net fees and costs incurred by the Company are deferred and amortized as a charge to income over the term of the loan on a straight line basis. Interest is accrued as revenue by the Company over the term of the loan.

The Company may make Loans to SMEs directly from time to time. Loans may be made to SMEs that the Company determines have been profitable in the past and have attractive prospects for future profitability, have experienced or are experiencing or projected to experience growth, and have an attractive credit profile. The Company evaluates the creditworthiness of the SMEs to which it considers making loans using a number of criteria related to the strength of the SMEs management, employees, financial status and overall performance. Interest is accrued as revenue by the Company over the term of the loan.

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

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

Note C -	Marketable Securities

As of December 31, 2006, the Payment Securities of the Company consisted of shares the Company has received as payment for providing surety guarantee services to five SMEs including 2,956,795 shares of China 3C Group (“CHCG”), 1,200,000 shares of Universal Travel Group (“UTVG”), 480,000 shares of Home System Group (“HSYT”), 1,669,500 shares of DiversiFax, Inc. (“DSFX”) and 3,480,750 shares of China Ivy School, Inc. (“CIVY”).

China 3C Group. The 2,956,795 shares of CHCG represent approximately a 6% interest in the current issued and outstanding common shares of CHCG. The CHCG shares were received as payment for surety guarantee services provided for CHCG’s December 21, 2005 merger transaction with Capital Future Development Limited. The closing price of the CHCG shares was $0.10 per share on December 21, 2005. As of December 31, 2006, the closing price of shares of CHCG common stock was $3.46 per share. Since the CHCG shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

Universal Travel Group. The 1,200,000 shares of UTVG represent approximately a 6% interest in the current issued and outstanding common shares of UTVG. The UTVG shares were received as payment for surety guarantee services provided for UTVG’s July 12, 2006 merger transaction with Full Power Enterprise Global Limited. The closing price of the UTVG shares was $0.60 per share on July 12, 2006. As of December 31, 2006, the closing price of shares of UTVG common stock was $0.49 per share. Since the UTVG shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

Home Systems Group. The 480,000 shares of HSYT represent approximately a 6% interest in the current issued and outstanding common shares of HSYT. The HSYT shares were received as payment for surety guarantee services provided for HSYT’s August 4, 2006 merger transaction with Oceanic International (Hong Kong) Limited. The closing price of the HSYT shares was $1.00 per share on August 4, 2006. As of December 31, 2006, the closing price of shares of HSYT common stock was $1.19 per share. Since the HSYT shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

Diversifax. The 1,669,500, shares of DSFX represent approximately a 6% interest in the current issued and outstanding common shares of DSFX. The DSFX shares were received as payment for surety guarantee services provided for DSFX’s December 10, 2006 merger transaction with Haoyuan Chemical Company Limited. The closing price of the DSFX shares was $1.10 per share on December 8, 2006. As of December 31, 2006, the closing price of shares of DSFX common stock was $1.35 per share. Since the DSFX shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

China Ivy School. The 3,480,750 shares of CIVY represent approximately a 6% interest in the current issued and outstanding common shares of CIVY. The CIVY shares were received as payment for surety guarantee services provided for CIVY’s October 12, 2006 share exchange transaction with Brighter International Limited (“BIL”). Pursuant to the share exchange agreement between CIVY and BIL shareholders, the BIL shareholders will receive 55,250,000 newly issued common shares of CIVY valued at approximately USD$27,625,000 in exchange for surrendering all their ownership in BIL. Therefore, CIVY shares were valued as $0.50 per share on October 12, 2006 even though the closing price on that date was $1.50 per share. As of December 31, 2006, the closing price of shares of CIVY common stock was $0.70 per share. Since the CIVY shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

The basis and fair market value of marketable securities as of December 31, 2006 and 2005 consisted of the following:

December 31,	2006	2005
Basis: CHCG	$295,680	$295,680
HSYT	480,000	—
UTVG	720,000	—
CIVY	1,740,375	—
DSFX	1,836,450	—
Add: Unrealized Gain	11,007,556	—
Fair Market Value	$16,080,061	$295,680

Note D -	Loan Receivable

On June 30, 2005, the Company entered into a loan agreement with Shengzhen YiJinLi Technology Development Ltd. (“YiJinLi”) pursuant to which the Company loaned YiJinLi $248,000 for a period of one year at the annual rate of 5.58%. The former due date of the loan agreement with YiJinLi was accelerated from July 30, 2006 to May 1, 2006. The company was repaid in full on May 1, 2006.

The Company and Hong Kong TianYi investment, Ltd. entered into a loan agreement on October 25, 2005. The original amount of the loan is $370,000 at the annual rate of 6% and the obligation unsecured has a term of one year, which is due on October 24, 2006. As of December 31, 2006, the loan had not been repaid; however, the full principal amount of the loan was subsequently paid in February 2007.

 On March 31, 2006, the Company entered into a loan agreement with Shenzhen Kaibite Ltd. (“Kaibite”) pursuant to which the Company loaned Kaibite US$11,538,000 (RMB$90,000,000) for a period of two years at the annual interest rate of 9% (the “March 2006 Loan”). The March 2006 Loan is due on March 31, 2008. The Company will be repaid the principal together with accrued interest upon the due date. A portion of the loan with Kaibite ($2,113,634) was repaid in advance.

Note E -	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2006 and 2005:

December 31,	2006	2005

Cost:
Electronic Equipment and Office Furniture	$54,998	$9,663
Automobile	288,194	—
Leasehold Improvement	217,521	13,271
	$560,713	$22,934
Less: Accumulated Depreciation and Amortization	(81,385)	(14,183)

Net Property, Plant and Equipment	$479,328	$8,751

Depreciation and Amortization expenses relating to property, plant and equipment was $68,105 and $11,492 for the years ended December 31, 2006 and 2005, respectively.

Note F -	Real Estate Held for Investment

The Company purchased real estate for investment purposes in the amount of $1,350,799 (RMB10,536,656) in May 2006. The price paid for the real estate was for the cost of the construction of a building and is expected to be completed by March 28, 2007.

Note G -	Prepaid Expenses

The total prepaid expenses were $53,398 and $133 for the years ended December 31, 2006 and 2005, respectively.

The Company signed an advertising agreement with Shenzhen DaoYi Advertisement Company in June 2006. The contract is a 2-year contract for RMB1.9 million (approximately $244,000). Through December 31, 2006, the Company paid RMB760,000 (approximately $97,000), of which RMB554,167 (approximately $71,000) has been recorded as advertisement expenses; the remainder is included in the prepaid expenses mentioned above.

The company has paid $27,000 legal fees in 2006, which should be expensed in 2007.

Note H -	Accrued Expenses

The accrued expenses was $71,164 for the year ended December 31, 2006 including approximately $33,500 accrued sales taxes, $24,900 accrued payroll and other accrued expenses.

Note I -	Earnings Per Share

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share (EPS) computation at December 31, 2006.

	2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income available to common shareholders	$4,222,760	57,671,744	$0.0732

Diluted EPS
Net income available to common stockholders plus assumed conversions	$4,222,760	57,671,744	$0.0732

Note J - Information about Operating Segments

The Company’s reportable segments have been determined based upon the nature of the services offered, availability of discreet internal financial information and other factors:

December 31, 2006	Surety Guarantees	Loan Guarantees and Loans	General Unallocated	Consolidated
	$	$	$	$
Revenue	4,799,025	687,622	―	5,486,647

Operating Expenses	(25)	916,351	343,582	1,259,908

Net Income(Loss)	4,799,050	(232,708)	(343,582)	4,222,760

Total Assets	16,486,463	11,988,443	62,714	28,537,620

December 31, 2005	Surety Guarantees	Loan Guarantees and Loans	General Unallocated	Consolidated
	$	$	$	$
Revenue	300,394	96,716	―	397,110

Operating Expenses	―	311,110	452,967	764,077

Net Income(Loss)	(3,482,018)	(214,394)	(452,967)	(4,149,379)

Total Assets	1,260,338	11,552,429	26,064	12,838,831

All of the Company’s revenues were generated from the PRC for the years ended December 31, 2006 and 2005. Revenues are attributed to countries based on location of the customers. All long-term assets are located in the PRC.

Note K -	Commitments

The Company rents office space under three operating leases. Two leases are for office space for SHY. Previously, the Company had two leases for a term of 3 years expiring April 2007. However, they were terminated in February 2006 due to a change of office space. For the new office space, the Company entered into two new lease agreements, effective from January 1, 2006 to January 1, 2009 and from April 1, 2006 to March 31, 2009, respectively (the “New Leases”). The third lease is for office space for China Finance, Inc. The lease is renewed annually. For 2007, the minimum lease payment is $51,156. Minimum lease payments for the two current SHY leases for the next three years are as follows:

2007	2008	2009
$ 176,568	$ 176,568	$ 20,746

Rent expenses for the years ended December 31, 2006 and 2005 were $198,000 and $84,202, respectively.

Note L -	Other Matters

The Company has historically accepted shares of stock from its client corporations as payment for surety guarantee services in lieu of cash. The value of the Payment Securities in relation to the Company’s total assets is a factor in whether or not the Company would become subject to the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act generally defines “investment companies” as those companies (i) whose investments and other securities exceed 40% of total assets (excluding cash and government securities) and (ii) who are in the business of investing, reinvesting, owning, holding, or trading in securities. Companies that meet the definition of “investment company” under the 1940 Act are required to register as such under the 1940 Act, and to conduct their business pursuant to the regulations of the 1940 Act. Due to the growth in the value of the Payment Securities and, therefore, a growth in income from the Payment Securities, the percentage of the value of the Company’s assets and income that is a result of the Payment Securities has increased and may continue, from time to time, to exceed the limits set by the 1940 Act. The Company has, therefore, determined that it is in the best interests of the Company and shareholders to register as an investment company and is in the process of doing so.