Form 10QSB
period 2007-03-31
CHINA FINANCE, INC.
filed 2007-05-15
CIK 1123440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____ to _____

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

There were 57,671,744 shares of the Company’s common stock outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements and Notes thereto

China Finance, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
For the Quarter Ended March 31, 2007 (Unaudited) and Year Ended December 31, 2006 (Audited)

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$3,805,654	$53,674
Marketable Securities	26,158,264	16,080,061
Loan Receivable - Current Portion	—	396,336
Prepaid Expenses	16,430	53,398

Total Current Assets	29,980,348	16,583,469

Property and Equipment - Net	455,758	479,328

Loans Receivable - Long term	9,346,113	10,094,596

Real Estate Held for Investment	1,364,497	1,350,799

Other Assets	29,726	29,428

Total Assets	$41,176,442	$28,537,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Other Payables	20,704	16,436
Accrued Expenses	71,104	71,164
		—

Total Current Liabilities	91,808	87,600

Stockholders’ Equity
Common Stock - 100,000,000 shares Authorized; Par Value $.001; 57,671,744 Issued and Outstanding at March 31, 2007 and December 31, 2006	57,672	57,672
Additional Paid-In Capital	13,078,373	13,078,373
Retained earnings	5,959,381	3,579,182
Accumulated Other Comprehensive Income	21,989,208	11,734,793

Total Stockholders’ Equity	41,084,634	28,450,020

Total Liabilities and Stockholders’ Equity	$41,176,442	$28,537,620

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Quarters Ended March 31, 2007 (Unaudited) and March 31, 2006 (Unaudited)

	March 31, 2007 (Unaudited)	March 31, 2006 (Unaudited)

Revenue	$200,325	$28,292

Operating Expenses:
General and Administrative	407,478	200,518

Operating Loss	(207,153)	(172,226)

Other income Realized Gain on Marketable Securities	2,587,352	—
Net Income (Loss) Before Provision for Income Taxes	2,380,199	(172,226)

Provision for Income Taxes	—	—

Net Income (Loss)	2,380,199	(172,226)

Other Comprehensive Income
Unrealized Gain on Marketable Securities	10,130,692	5,056,119
Foreign Currency Translation Adjustment	123,723	76,928

Comprehensive Income	$12,634,614	$4,960,821

Earnings Per Share
Basic and Diluted	$0.04	$(0.003)

Weighted Average Shares Outstanding
Basic and Diluted	57,671,744	57,671,744

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Period from December 31, 2004 Through March 31, 2007

				Retained	Accumulated
	Number of		Additional	Earnings	Other	Total
	Common	Common	Paid-In	(Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit)	Income (Loss)	Equity

Balance - December 31, 2004	57,671,744	$57,672	$13,078,373	$3,505,801	$(1,129,402)	$15,512,444

Net Loss for the Year	—	—	—	(4,149,379)	—	(4,149,379)

Other Comprehensive Income: Reclassification adjustment for Loss Included in Accumulated Other Comprehensive Income—CHID	—	—	—	—	1,129,402	1,129,402
Foreign Currency Translation Adjustments					310,726	310,726

Balance - December 31, 2005	57,671,744	$57,672	$13,078,373	$(643,578)	$310,726	$12,803,193

Net income for the Year	—	—	—	4,222,760	—	4,222,760

Other Comprehensive Income: Unrealized Gains on Marketable Securities	—	—	—	—	11,007,556	11,007,556
Foreign Currency Translation Adjustments					416,511	416,511

Balance - December 31, 2006	57,671,744	$57,672	$13,078,373	$3,579,182	$11,734,793	$28,450,020

Net Income for the period Ended March 31, 2007				2,380,199		2,380,199
Other Comprehensive Income: Unrealized Gains on Marketable Securities					10,130,692	10,130,692
Foreign Currency Translation Adjustments					123,723	123,723

Balance - March 31, 2007	57,671,744	$57,672	$13,078,373	$5,959,381	$21,989,208	$41,084,634

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2007 (Unaudited) and March 31, 2006 (Unaudited)

	March 31, 2007 (Unaudited)	March 31, 2006 (Unaudited)
Cash Flows from Operating Activities
Net Income (Loss)	$2,380,199	$(172,226)
Non-Cash Revenue and Expenses
Depreciation and Amortization	58,963	3,598
Changes in Operating Assets and Liabilities
(Increase) decrease in Loans Receivable	1,144,819	(11,190,674)
(Increase) decrease in Other Receivable	—	580,481
(Increase) decrease in Prepaid Expenses	36,670	(17,730)
Increase (decrease) in Accrued Expense	(60)	12,572
Increase (decrease) in Tax Payable	—	65

Net Cash Flows from Operating Activities	3, 620,591	(10,783,914)

Cash Flows from Investing Activities
Acquisition of Property and Equipment	—	(14,786)
Leasehold Improvement	—	(75,623)

Net Cash Flows from Investing Activities	—	(90,409)

Cash Flows from Financing Activities	—	—

Effect on Change of Exchange Rates	131,389	28,169

Change in Cash and Cash Equivalents	3,751,980	(10,846,154)

Cash and Cash Equivalents - Beginning of Period	53,674	11,331,650

Cash and Cash Equivalents - End of Period	$3,805,654	$485,496

Supplementary Cash Flow Disclosures:
Interest Paid	$—	$—
Taxes Paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

China Finance, Inc. and Subsidiaries
Notes to Condensed Financial Statements (Unaudited)
For the Quarter Ended March 31, 2007

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

Note D - Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash on hand and demand deposits with banks with an original maturity of three months or less.

March 31, 2007
Cash and cash equivalents	$1,349,039
Restricted Cash	2,456,615
Total	$3,805,654

Restricted cash is in the form of bank demand deposits that are being used by the Company to secure loans made by banks to the Company’s loan guarantee clients.

On February 7, 2007, the Company entered into a loan guarantee agreement with Shenzhen YuZhiLu (“SYZL”) to guarantee a loan from Shenzhen Commercial Bank to SYZL in the amount of $500,000 with a term of six months. The Company waived its guarantee fee for this transaction. The Company deposited $500,000 (RMB3,870,000) in Shenzhen Commercial Bank on February 9, 2007 to secure the loan made by Shenzhen Commercial Bank to SYZL.

On March 30, 2007, the Company entered into a loan guarantee agreement with ShouGuang QingHe (“SGOH”) to guarantee a loan from Shenzhen Commercial Bank to SGOH in the amount of $1,295,000(RMB10,000,000) with a term of six months. The Company charged a loan guarantee fee of $38,345 (RMB296,100) for this transaction. The Company deposited $1,278,165 (RMB9, 870,000) in Shenzhen Commercial Bank on March 30, 2007 to secure the loan made by Shenzhen Commercial Bank to SGOH.

On April 12, 2007, the Company entered into another loan guarantee agreement with SYZL to guarantee a loan from Shenzhen Commercial Bank to SYZL in the amount of $660,450 (RMB 5,100,000) with a term of six months. The Company charged a loan guarantee fee of $19,814 (RMB153,000) for this transaction. The Company deposited $660,450 (RMB 5,100,000) in Shenzhen Commercial Bank on March 19, 2007 to secure the second loan made by Shenzhen Commercial Bank to SYZL.

Note E - Loan Receivable

The Company and Hong Kong TianYi Investment, Ltd. entered into a loan agreement on October 25, 2005. The original amount of the loan is $370,000 at the annual rate of 6% and the obligation unsecured had a term of one year, which was due on October 24, 2006. The full principal amount of the loan was paid in February 2007.

On March 31, 2006, the Company entered into a loan agreement with Shenzhen Kaibite Ltd. (“Kaibite”) pursuant to which the Company loaned Kaibite US$11,538,000 (RMB 90,000,000) for a period of two years at the annual interest rate of 9% (the “March 2006 Loan”). The March 2006 Loan is due on March 31, 2008. The Company will be repaid the principal together with accrued interest upon the due date. A portion of the loan with Kaibite ($1,144,819) was repaid in advance.

Note F - Property, Plant and Equipment

Property, plant and equipment consisted of the following as of March. 31, 2007:

March 31, 2007
Electronic Equipment and Office Furniture, at Cost	$55,556
Automobile	291,116
Less: Accumulated Depreciation	(30,157)
PPE, net	316,515

Leasehold Improvement, Net	139,243

Net Property, Plant and Equipment	455,758

Note G - Marketable Securities

As of March 31, 2007, the marketable securities of the Company consisted of shares the Company has received as payment for providing surety guarantee services to five SMEs including 2,431,906 shares of China 3C Group (“CHCG”), 1,200,000 shares of Universal Travel Group (“UTVG”), 480,000 shares of Home System Group (“HSYT”), 1,669,500 shares of Gulf Resources, Inc. (formerly DiversiFax, Inc.) (“GUFR”) and 3,480,750 shares of China Ivy School, Inc. (“CIVY”).

China 3C Group. The 2,431,906 shares of CHCG represent approximately a 5% interest in the current issued and outstanding common shares of CHCG. The CHCG shares were received as payment for surety guarantee services provided for CHCG’s December 21, 2005 merger transaction with Capital Future Development Limited. The closing price of the CHCG shares was $0.10 per share on December 21, 2005. In March 2007, the Company sold 524,889 shares of CHCG. As of March 31, 2007, the closing price of shares of CHCG common stock was $6.29 per share. Since the remaining 1,907,017 shares of CHCG shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

Universal Travel Group. The 1,200,000 shares of UTVG represent approximately a 6% interest in the current issued and outstanding common shares of UTVG. The UTVG shares were received as payment for surety guarantee services provided for UTVG’s July 12, 2006 merger transaction with Full Power Enterprise Global Limited. The closing price of the UTVG shares was $0.60 per share on July 12, 2006. As of March 31, 2007, the closing price of shares of UTVG common stock was $1.74 per share. Since the UTVG shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

Home Systems Group. The 480,000 shares of HSYT represent approximately a 6% interest in the current issued and outstanding common shares of HSYT. The HSYT shares were received as payment for surety guarantee services provided for HSYT’s August 4, 2006 merger transaction with Oceanic International (Hong Kong) Limited. The closing price of the HSYT shares was $1.00 per share on August 4, 2006. As of March 31, 2007, the closing price of shares of HSYT common stock was $4.10 per share. Since the HSYT shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

Gulf Resources, Inc. The 1,669,500, shares of GUFR represent approximately a 6% interest in the current issued and outstanding common shares of GUFR. The GUFR shares were received as payment for surety guarantee services provided for GUFR’s December 10, 2006 merger transaction with Haoyuan Chemical Company Limited. The closing price of the GUFR shares was $1.10 per share on December 8, 2006. As of March 31, 2007, the closing price of shares of GUFR common stock was $2.20 per share. Since the GUFR shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

China Ivy School. The 3,480,750 shares of CIVY represent approximately a 6% interest in the current issued and outstanding common shares of CIVY. The CIVY shares were received as payment for surety guarantee services provided for CIVY’s October 12, 2006 share exchange transaction with Brighter International Limited (“BIL”). Pursuant to the share exchange agreement between CIVY and BIL shareholders, the BIL shareholders will receive 55,250,000 newly issued common shares of CIVY valued at approximately USD$27,625,000 in exchange for surrendering all their ownership in BIL. Therefore, CIVY shares were valued as $0.50 per share on October 12, 2006 even though the closing price on that date was $1.50 per share. As of March 31, 2007, the closing price of shares of CIVY common stock was $0.90 per share. Since the CIVY shares are reasonably expected to qualify for sale within one year, the securities are not considered restricted for the purposes of SFAS No. 115, and, accordingly, quoted market prices have been used to determine fair value.

The basis and fair market value of marketable securities as of March 31, 2007 consisted of the following:

March 31,2007
Basis: CHCG	$243,191
HSYT	$480,000
UTVG	$720,000
CIVY	$1,740,375
GUFR	$1,836,450
Add: Unrealized Gain	$21,138,248
Fair Market Value	$26,158,264

Note H - Information about Operating Segments

The Company’s reportable segments have been determined based upon the nature of the services offered, availability of discreet internal financial information and other factors:

March 31, 2007	Surety Guarantee		Loan Guarantee		General Unallocated		Consolidated
	$		$		$		$
Revenue				200,325		-		200,325

Operating Expenses		50,136		195,925		161,417		407,478
Other Income		2,587,352						2,587,352
Net Income(Loss)		2,537,216		4,400		(161,417)		2,380,199

Total Assets		26,168,195		14,921,406		86,841		41,176,442

March 31, 2006		Surety Guarantee		Loan Guarantee		General Unallocated		Consolidated
	$		$	$			$
Revenue		5,474		22,818		-		28,292

Operating Expenses		(25)		123,251		77,292		200,518

Net Income(Loss)		5,499		(100,433)		(77,292)		(172,226)

Total Assets		5,741,475		12,034,385		35,565		17,812,425

All of the Company’s revenues were generated from the PRC for the period ended March 31, 2007. Revenues are attributed to countries based on the location of the clients. All long term assets are located in the PRC.

Note I - Other Matters

The Company has historically accepted shares of stock from its client corporations as payment for surety guarantee services in lieu of cash (the “Payment Securities”). The value of the Payment Securities in relation to the Company’s total assets is a factor in whether or not the Company would become subject to the Investment Company Act of 1940, as amended (the “1940 Act”). The 1940 Act generally defines “investment companies” as those companies (i) whose investments and other securities exceed 40% of total assets (excluding cash and government securities) and (ii) who are in the business of investing, reinvesting, owning, holding, or trading in securities. Companies that meet the definition of “investment company” under the 1940 Act are required to register as such under the 1940 Act, and to conduct their business pursuant to the regulations of the 1940 Act. Due to the growth in the value of the Payment Securities and, therefore, a growth in income from the Payment Securities, the percentage of the value of the Company’s assets and income that is a result of the Payment Securities has increased and may continue, from time to time, to exceed the limits set by the 1940 Act. The Company’s management has, therefore, determined that it is in the best interests of the Company and shareholders to register as an investment company and is in the process of preparing to do so.

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

Background and General

The Company’s principal business is providing financial support and services - primarily in the form of surety guarantees, loan guarantees, or short-term loans - to privately owned small and medium sized enterprises in China (“SMEs”) when they seek access to capital or to be acquired by a United States reporting company. In a typical transaction, the Company provides surety guarantee services that seek to reduce or eliminate the financial risks associated with the substantial expenses an SME incurs in pursuing a merger or other transaction with a U.S. reporting company or otherwise seeking entry into the U.S. capital markets system.

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

Products and Services

The financial guarantee and loan services that the Company provides through its wholly-owned subsidiary, SHY, are described more fully below.

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

Loan Guarantees. We also provide guarantees to SMEs and individuals obtaining loans from Chinese banks for their business operations and/or personal use. In exchange for the Company’s guarantee services, the borrower pays the Company a certain percentage of the loan amount as an upfront loan guarantee fee. Loan maturities for loans guaranteed by the Company generally range from one to five years, and are secured by bank deposits made by the Company. If a borrower fails to fulfill its obligations to a lender, the bank will take possession of the Company’s deposit.

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

General and Trend Information

The Company’s revenues are generated primarily from surety guarantees, loan guarantees, and loans. There are several principal factors affecting the revenue and financial status of the Company:

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

Net Revenues

The Company’s net revenue for the quarters ended March 31, 2007 and 2006 was $200,325 and $28,292, respectively.  The revenue for the quarters ended March 31, 2007 and 2006 were derived primarily from our loan guarantee and loan transactions, respectively. The increase in net revenues between the two quarters is the result of receiving interest payments on the March 2006 Loan in March 2007.

Net Income

Net income for the quarters ended March 31, 2007 and 2006 were 2,380,199 and ($172,226), respectively.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $3,805,654 as compared to $485,496 as of March 31, 2006. Cash flow from operating activities was $3, 620,591 for the quarter ended March 31, 2007 as compared to (10,783,914) for the same period in 2006. The large increase in cash flow is a result of selling 524,889 shares of CHCG in March 2007 and receiving a $1,144,819 portion of the loan with Kaibite in February 2007.

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

Operating Expenses

Selling, General and administrative expenses (“G&A”) consist primarily of administrative fees, payroll costs and travel expenses. Selling, general and administrative expenses for the quarters ended March 31, 2007 and March 31, 2006 were $407,478 and $200,518, respectively. We incurred these selling, general and administrative expenses in connection with executing our business plan. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a business. The causes of the increase in SG&A include amortization increases and the depreciation of the Company’s automobile.

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

We may enter into these arrangements, which, under GAAP, may not be recorded on our balance sheet or which may be recorded in amounts different from the full contract or notional amount of the transaction. Our off-balance sheet arrangements would result, primarily, from our providing surety and loan guaranties in which we would provide contractual assurance of the completion of a transaction or guaranty the timely re-payment of principal and interest of our client to a third party, all in exchange for a guaranty fee. In these transactions, we would have both a non-contingent obligation, related to the compensation received for assuming the credit risk, and a contingent obligation, related to the guaranty of payment in the event the underlying loan to the borrower goes into default, or in the event that the parties fail to perform under the surety guarantee contract.

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

We did not have any non-contingent or contingent guaranty obligations as of March 31, 2007 requiring recognition or disclosure under FIN 45. As of March 31, 2007, we have guaranteed the timely re-payment of principal and interest to a bank by two of our clients on three loans, in exchange for a fee, whereby we have placed cash on deposit with the bank equal to the full amount of the loan outstanding to the borrower.

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

Item 3. Controls and Procedures

Our management has evaluated, with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, these officers have concluded that, as of March 31, 2007, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 6. Exhibits

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

CHINA FINANCE, INC. (Registrant)
Date: May 14, 2007	By:/s/ Zhiyong Xu Name: Zhiyong Xu Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date: May 14, 2007	By:/s/ Liang Liao Name: Liang Liao Title: Chief Financial Officer (Principal Financial Officer)